Form 10-K
period 1993-12-31
AMOCO CO
filed 1994-03-23
CIK 766916

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Fee Required

   For the fiscal year ended December 31, 1993 or

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 No Fee Required

   For the transition period from                to              .

   Commission file number:  1-8888
                                    AMOCO COMPANY
                (Exact name of registrant as specified in its charter)

            Delaware                                     36-3353184
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

   200 East Randolph Drive, Chicago, Illinois                      60601
     (Address of principal executive offices)                    (Zip Code)

         Registrant's telephone number including area code:  (312) 856-6111

            Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
      Title of each class                           which registered
   8 5/8% Debentures Due 2016                   New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X

        Number of shares outstanding as of March 22, 1994, was 100 shares.

                        DOCUMENTS INCORPORATED BY REFERENCE
              1993 Annual Report on Form 10-K of Amoco Corporation

        Registrant meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

                                  AMOCO COMPANY


                                     PART I

   Items 1. and 2.  Business and Properties

        Amoco Company, a Delaware corporation (the "Company"), the principal wholly owned subsidiary of Amoco Corporation, an Indiana corporation ("Amoco"), functions as the holding company for all of Amoco's petroleum and chemical operations, except Canadian petroleum operations. Amoco has guaranteed all presently outstanding public debt obligations of Amoco Company. The principal wholly owned subsidiaries of the Company and the businesses in which they are engaged are summarized below:

    Amoco Production Company . . .   Exploration, development and production
                                     of crude oil and natural gas.

    Amoco Oil Company  . . . . . .   Refining, marketing and transporting of
                                     petroleum and related products.

    Amoco Chemical Company . . . .   Manufacture and sale of chemical
                                     products.

        Since the Company's operations are similar to those of Amoco, except for Canadian petroleum operations and selected other activities, the information contained in Items 1. and 2. "Business and Properties" of Amoco Corporation's 1993 Annual Report on Form 10-K is incorporated herein by reference. Information related to Canadian petroleum operations is identified separately therein and is not incorporated herein.

   Item 3.  Legal Proceedings

   The information  required by this  item is incorporated  by reference  to
   Item 3 of Amoco Corporation's 1993 Annual Report on Form 10-K.

   Item 4.  Submission of Matters to a Vote of Security Holders

   Not required.

                                _________________
                                     PART II

   Item 5.   Market for  Registrant's Common Stock  and Related  Stockholder
   Matters

        All of the common stock of the registrant is owned by its parent company; therefore, there is no market for such stock.

   Item 6.  Selected Financial Data

         Not required.

   Item 7.  Management's Narrative Analysis of Results of Operations

   Results of Operations
   1993 Compared With 1992

        The Company earned $1,803 million in 1993 compared with $524 million in 1992. Excluding the cumulative effects of adoption in 1992 of Statement of Financial Accounting Standards ("SFAS") No. 106, "Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes," 1992 earnings were $1,226 million.

        Earnings in 1993 were adversely affected by charges of $170 million associated with the writedown of Congo exploration and production operations to current recoverable value and additional deferred taxes of $53 million due to the effect of a tax rate change resulting from enactment of the Omnibus Budget Reconciliation Act of 1993. Partly offsetting were prior-year tax benefits of $107 million and gains from drawdown of inventories valued under the last-in, first-out ("LIFO") method of approximately $50 million. Included in 1992 results were charges of $546 million as part of a strategic reassessment of business operations. Favorably impacting 1992 earnings were $90 million related to natural gas contract settlements in Sharjah and $62 million primarily associated with revised estimates of tax obligations.

        Adjusting both years for special items and accounting changes, 1993 earnings were $1,869 million compared with 1992 earnings of $1,620 million. The increase resulted from higher refined product margins in refining, marketing and transportation operations and improved chemical results. Also contributing to the improvement were higher U.S. natural gas prices and volumes and lower worldwide exploration and operating expenses. Partly offsetting were lower crude oil prices and volumes.

        Sales and other operating revenues totaled $22.9 billion for 1993 compared with $22.8 billion for 1992. Crude oil revenues increased 6 percent reflecting higher U.S. sales volumes, partly offset by lower prices worldwide. Natural gas revenues were higher as a result of increased U.S. prices and volumes. Included in 1992 were revenues associated with natural gas contract settlements. Refined product revenues declined 2 percent primarily due to lower prices. Other income was higher in 1993 compared with last year as a result of gains on asset dispositions.

        Purchases of crude oil, petroleum products and merchandise of $11.8 billion for 1993 were 3 percent above the 1992 level of $11.4 billion, resulting from higher crude oil purchase volumes in the United States. Partly offsetting were lower crude oil prices. Exploration expenses for 1993 were 18 percent below 1992, due to lower dry hole costs worldwide. Selling and administrative expenses also declined 18 percent compared with prior year, mainly due to the absence of 1992 restructuring charges. Depreciation, depletion, amortization, and retirements and abandonments for 1993 were 8 percent below 1992 reflecting property dispositions. Interest expense increased in 1993 over the prior year, primarily reflecting the absence of benefits associated with revised estimates of tax obligations.


    Liquidity and Capital Resources

        Cash flows from operating activities generated $3.5 billion in 1993, compared with $2.8 billion in 1992.

        The debt to debt-plus-equity ratio decreased to 16.8 percent in 1993, compared with 18.1 percent in 1992. The Company believes its strong financial position will permit the financing of business needs and opportunities in an orderly manner.

        Working capital totaled $407 million at December 31, 1993, down from $695 million at December 31, 1992. The Company's current ratio decreased to 1.10 to 1 at year-end 1993 from 1.18 to 1 at year-end 1992. As a matter of policy, Amoco Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational capability or flexibility since the Company has ready access to both short-term and long-term debt markets.

        Amoco Company's short-term liquidity position is better than the reported figures indicate since the inventory component of working capital is valued in part under the LIFO method, whereas other elements of working capital are reported at amounts more indicative of their current values. If inventories were valued at current replacement costs, the level of working capital would rise and an increase in the current ratio would result.

        Amoco  Corporation  and  Amoco   Company  guarantee  the  notes  and
   debentures of Amoco Canada Petroleum Company Ltd., except for the 7 3/8% Subordinated Exchangeable Debentures due 2013.

        The following table summarizes selected liquidity information for the last three years as of December 31:

                                                   1993       1992      1993
   Debt as a percent of debt-plus-equity . .       16.8       18.1      17.4
   Current  ratio . . . . . . . . . . . . . .      1.10       1.18      1.05
   Ratio of earnings to fixed charges* . . .       13.2        8.3       9.2

   * Earnings consist of income before income taxes and fixed charges; fixed charges include interest on indebtedness, rental expense representative of an interest factor, and adjustments for certain companies accounted for by the equity method.

   Item 8.  Financial Statements and Supplemental Information

      Index to Financial Statements and Supplemental Information

                                                                       Page
    Financial Statements:

        Basis of Financial Statement Preparation  . . . . . . . .         5

        Condensed Consolidated Statement of Income  . . . . . . .         6

        Condensed Consolidated Statement of Financial Position  .         7

        Condensed Consolidated Statement of Cash Flows  . . . . .         8

    Supplemental Information:

        Supplemental Oil and Gas Exploration and Production
          Activities  . . . . . . . . . . . . . . . . . . . . . .         9

        Quarterly Financial Data  . . . . . . . . . . . . . . . .         9

        Separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted since, if considered in the aggregate, they would not constitute a significant subsidiary.


   Financial Statements

   Basis of Financial Statement Preparation

        The Company is a wholly owned subsidiary of Amoco and its presently outstanding public debt securities are guaranteed by Amoco. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 53, summarized financial data of the Company appear in a note to Amoco's 1993 audited consolidated financial statements. Such financial statements, together with the Report of Independent Accountants thereon of Amoco's 1993 Annual Report on Form 10-K and are incorporated herein by reference.

        The unaudited condensed financial statements of the Company contained herein do not include all information and footnotes necessary for a complete presentation of results of operations and financial position in conformity with generally accepted accounting principles and should be read in conjunction with Amoco's audited consolidated financial statements.

        Effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of adoption relating to years prior to 1992, was a non-cash charge of $702 million. This represents after-tax charges of $749 million for the adoption of SFAS No. 106 partially offset by an after-tax credit of $47 million for the adoption of SFAS No. 109. In addition, the current-year effect on net income of adopting these standards was a charge of $51 million related to the adoption of SFAS No. 106 and a benefit of $62 million associated with the adoption of SFAS No. 109. The Company had adopted SFAS No. 96, "Accounting for Income Taxes," effective January 1, 1991. The cumulative effect of that accounting change was to decrease deferred tax liabilities and increase 1991 net income by $1,143 million.

                                  AMOCO COMPANY


                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                     Year Ended December 31,
                                                    1993       1992       1991
                                                      (millions of dollars)

    Revenues:

      Sales and other operating revenues  . . .    $22,885    $22,818    $22,413
      Consumer excise taxes . . . . . . . . . .      2,812      2,722      2,632
      Other income  . . . . . . . . . . . . . .        233        158        262
        Total revenues  . . . . . . . . . . . .     25,930     25,698     25,307

    Costs and Expenses:

      Purchased crude oil, petroleum products
         and merchandise  . . . . . . . . . . .     11,761     11,407     10,872
      Operating expenses  . . . . . . . . . . .      4,075      4,117      4,015
      Petroleum exploration expenses, including
         exploratory dry holes  . . . . . . . .        482        590        717
      Selling and administrative expenses . . .      1,632      2,002      1,972
      Taxes other than income taxes . . . . . .      3,566      3,663      3,499
      Depreciation, depletion, amortization, and
         retirements and abandonments . . . . .      1,813      1,968      1,845
      Interest expense  . . . . . . . . . . . .        174        128        294
        Total costs and expenses  . . . . . . .     23,503     23,875     23,214

    Income before income taxes  . . . . . . . .      2,427      1,823      2,093

    Income taxes  . . . . . . . . . . . . . . .        624        597        866
    Income before the cumulative effects of
       accounting changes . . . . . . . . . . .      1,803      1,226      1,227

    Cumulative effects of accounting changes  .        ---       (702)     1,143

    Net income  . . . . . . . . . . . . . . . .    $ 1,803    $   524    $ 2,370

                                  AMOCO COMPANY

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              December 31,
                                                             1993       1992
                          ASSETS                          (millions of dollars)

    Current Assets:

      Cash and marketable securities  . . . . . . . . . .   $   582   $   975
      Accounts and notes receivable . . . . . . . . . . .     2,443     2,257
      Inventories . . . . . . . . . . . . . . . . . . . .       947       867
      Prepaid expenses and income taxes . . . . . . . . .       411       545
        Total current assets  . . . . . . . . . . . . . .     4,383     4,644

    Investments And Other Assets  . . . . . . . . . . . .     1,027     1,172

    Properties - Net (The successful efforts method of
    accounting is followed for costs incurred in oil and
    gas producing activities) . . . . . . . . . . . . . .    18,103    17,829
      Total assets  . . . . . . . . . . . . . . . . . . .   $23,513   $23,645



















                                                              December 31,
                                                             1993       1992
                                                          (millions of dollars)
             LIABILITIES AND SHAREHOLDER'S EQUITY

    Current Liabilities:
      Current portion of long-term obligations  . . . . .   $    51   $    33
      Short-term obligations  . . . . . . . . . . . . . .       652         1
      Accounts payable  . . . . . . . . . . . . . . . . .     2,056     2,334
      Accrued liabilities . . . . . . . . . . . . . . . .       722       797
      Taxes payable (including income taxes)  . . . . . .       495       784
        Total current liabilities . . . . . . . . . . . .     3,976     3,949

    Long-Term Obligations:

      Debt  . . . . . . . . . . . . . . . . . . . . . . .     1,964     2,773
      Capitalized leases  . . . . . . . . . . . . . . . .         3        38
                                                              1,967     2,811
    Deferred Credits and Other Non-Current Liabilities:

      Income taxes  . . . . . . . . . . . . . . . . . . .     2,372     2,199
      Other . . . . . . . . . . . . . . . . . . . . . . .     2,069     2,058
                                                              4,441     4,257
    Shareholder's Equity  . . . . . . . . . . . . . . . .    13,129    12,628

      Total liabilities and shareholder's equity  . . . .   $23,513   $23,645

   Annual maturities of long-term debt during the next five years, including the portion classified as current, are $43 million in 1994, $135 million in 1995, $246 million in 1996, $202 million in 1997 and $263 million in 1998.

                                  AMOCO COMPANY


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Year Ended December 31,
                                                     1993      1992      1991
                                                      (millions of dollars)

    Cash Flows from Operating Activities:
     Net income . . . . . . . . . . . . . . . .     $1,803    $  524    $2,370
     Adjustments to reconcile net income to net
       cash provided by operating activities:
      Depreciation, depletion, amortization, and
        retirements and abandonments  . . . . .      1,813     1,968     1,845
      (Increase) decrease in receivables  . . .       (131)      402       536
      Decrease in payables and accrued
        liabilities . . . . . . . . . . . . . .       (573)     (957)     (475)
      Other . . . . . . . . . . . . . . . . . .        555       152      (207)
      Cumulative effects of accounting changes         ---       702    (1,143)
     Net cash provided by operating activities       3,467     2,791     2,926

    Cash Flows from Investing Activities:
     Capital expenditures . . . . . . . . . . .     (2,472)   (2,113)   (2,716)
     Proceeds from dispositions of property and
       other assets . . . . . . . . . . . . . .        217       248       671
     Other  . . . . . . . . . . . . . . . . . .        (87)       (2)     (116)
      Net cash used in investing activities . .     (2,342)   (1,867)   (2,161)

    Cash Flows from Financing Activities:
     New long-term obligations  . . . . . . . .        473       438       577
     Repayment of long-term obligations . . . .     (1,358)     (359)     (497)
     Distributions to Amoco Corporation . . . .     (1,284)   (1,258)   (1,620)
     Increase (decrease) in short-term
       obligations  . . . . . . . . . . . . . .        651       (52)      (98)
      Net cash used in financing activities . .     (1,518)   (1,231)   (1,638)

    Decrease in Cash and Marketable Securities        (393)     (307)     (873)
    Cash and Marketable Securities--Beginning of
        Year  . . . . . . . . . . . . . . . . .        975     1,282     2,155
    Cash and Marketable Securities--End of Year     $  582    $  975    $1,282

   Supplemental Information

   1.   Supplemental Oil and Gas Exploration and Production Activities

        The supplemental information about oil and gas exploration and production activities for the Company is essentially the same as reported by Amoco, if Canadian exploration and production information is excluded. Therefore, the information with respect to supplemental oil and gas exploration and production activities is incorporated by reference to Amoco Corporation's 1993 Annual Report on Form 10-K. Information related to Canadian petroleum operations is identified separately therein and is not incorporated herein.

   2.    Quarterly Financial Data

         Summarized quarterly financial data for the years ended December 31, 1993 and 1992 are as follows:

                          Revenues        Operating Profit     Net Income*

                         1993     1992      1993      1992     1993    1992
    First . . . . .    $6,296   $5,697    $  430    $  357    $ 277   $ 205
    Second  . . . .     6,578    6,822       738        27      509    (169)
    Third . . . . .     6,413    6,637       659       666      486     543
    Fourth  . . . .     6,643    6,542       768       710      531     647

   * Net income in the first quarter of 1993 included charges of $170 million related to the writedown of Congo exploration and production operations to current recoverable value and tax benefits of $56 million resulting from disposition of certain operations. First-quarter 1992 net income excluded charges of $702 million associated with the cumulative effects of accounting changes. Results for the second quarter of 1992 included charges of $546 million representing anticipated losses on asset dispositions and the cost of restructuring and work force reductions. Also included was a $90 million benefit related to the settlement of natural gas contracts in Sharjah.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                      PART III

   Item 10.  Directors and Executive Officers of the Registrant

        Not required.

   Item 11.  Executive Compensation

        Not required.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Not required.

   Item 13.  Certain Relationships and Related Transactions

        Not required.
                                 ______________
                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)   1 and 2.    The   financial   statements,  supplemental   financial
                     information and financial statement schedules, together
                     with  the  report  thereon  of  Price Waterhouse  dated
                     February  22,  1994,  appearing in  Amoco Corporation's
                     1993  Annual Report  on Form-10-K  are  incorporated by
                     reference in  Item 8  of this  Form 10-K.   Information
                     related to Canadian petroleum operations is identified separately therein and is not incorporated herein.
                     With the exception of the aforementioned information and the information incorporated in Items 1, 2, and 3 hereof, Amoco Corporation's 1993 Annual Report on Form
                     10-K is not deemed to be filed as part of this report.

               3.    Exhibits - See attached Index to Exhibits on page 13.

   (b)   Reports on Form 8-K.

                    A current report on Form 8-K dated December 1, 1993, was
               filed related to a jury verdict against Amoco Production Company, a subsidiary of Amoco Company and Amoco Corporation, in RUBICON PETROLEUM INC. VS. AMOCO PRODUCTION COMPANY & AMOCO CORPORATION. In that case Rubicon alleged that in 1990 it entered into an oral contract with Amoco Production to purchase two Wyoming oil properties for $18 million. Rubicon sued for breach of contract, violation of the Texas Consumer Protection Statute and various other torts. The Matagorda County jury entered two alternative actual damage awards of $125 million and $45 million, respectively, a punitive damage award of $250 million, and attorneys' fees of one-third of Plaintiff's recovery. No judgment has yet been entered. See Item 3. Legal Proceedings.

                    A current report on  Form 8-K dated  December 10,  1993,
               was filed related to jury verdicts in favor of Amoco Chemical Company, a subsidiary of Amoco Company and Amoco Corporation, against certain underwriters at Lloyd's of London and various other British and European insurance carriers, in AMOCO CHEMICAL COMPANY et al, vs. CERTAIN UNDERWRITERS AT LLOYD'S OF LONDON, et al. A current report on Form 8-K dated February 8, 1994, was filed related to a judgment entered by the Superior Court of the State of California, County of Los Angeles, in favor of Amoco Chemical Company and Amoco Reinforced Plastics Company, subsidiaries of Amoco Company and Amoco Corporation. See Item 3. Legal Proceedings.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 22nd day of March, 1994.


                                                           Amoco Company
                                                           (Registrant)



                                                           F. S. Addy
                                                           F. S. Addy
                                                           (President)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 1994.

         Signatures                             Titles

      F. S. Addy                     President and Director
      F. S. Addy                     (Principal Executive Officer)



      W. R. Hutchinson               Vice President, Treasurer, and Director
      W. R. Hutchinson               (Principal Financial Officer)



      John L. Carl                   Vice President and Controller
      John L. Carl                   (Principal Accounting Officer)



      Daniel B. Pinkert              Vice President, Secretary, and Director
      Daniel B. Pinkert

                                  AMOCO COMPANY

                                INDEX TO EXHIBITS

  Exhibit                                                          Sequentially
  Number                           Exhibit                         Numbered Page

   3(a)      The Certificate of Incorporation of the registrant
             is incorporated herein by reference to Exhibit 3(a)
             to the registrant's Annual Report on Form 10-K for
             the year ended December 31, 1989.                          --

   3(b)      By-laws of the registrant are incorporated herein
             by reference to Exhibit 3(b) to the registrant's
             Annual Report on Form 10-K for the year ended
             December 31, 1989.                                         --

     4       The registrant will provide to the Securities and
             Exchange Commission upon request copies of
             instruments defining the rights of holders of long-
             term debt of the registrant and its consolidated
             subsidiaries.                                              --

     9       None.                                                      --

    10       None.                                                      --

    11       None required.                                             --

    12       Statement Setting Forth Computation of Ratio of
             Earnings to Fixed Charges for the five years ended
             December 31, 1993.

    13       Amoco Corporation's 1993 Annual Report on Form 10-K
             is incorporated herein by reference.                       --

    16       None.                                                      --

    18       None.                                                      --

    19       None.                                                      --

    21       None required.                                             --

    23       None required.                                             --

    24       None.                                                      --

    28       None.                                                      --