Form 10-Q
period 1994-03-31
AMOCO CO
filed 1994-05-12
CIK 766916

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1994 or

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

    For the transition period from            to

  Commission file number 1-8888


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


                                312-856-6111
    (Registrant's telephone number, including area code)

                                   NOT APPLICABLE
    (Former name, former address, and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes    X        No

  Number of shares outstanding as of March 31, 1994--100.

  Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                                        1.

                         PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed Consolidated Statement of Income
  (millions of dollars)

                                                        Three Months
                                                           Ended
                                                          March 31,
                                                      1994         1993
  Revenues:
    Sales and other operating revenues............. $ 5,251      $ 5,623
    Consumer excise taxes..........................     799          642
    Other income...................................      86           31
        Total revenues.............................   6,136        6,296

  Costs and Expenses:
    Purchased crude oil, petroleum
      products and merchandise.....................   2,583        2,962
    Operating expenses.............................   1,006        1,096
    Petroleum exploration expenses,
      including exploratory dry holes..............     105           84
    Selling and administrative expenses............     445          424
    Taxes other than income taxes..................     972          842
    Depreciation, depletion, amortization,
      and retirements and abandonments.............     459          454
    Interest expense...............................      34           55
        Total costs and expenses...................   5,604        5,917

  Income before income taxes.......................     532          379

  Income taxes.....................................     155          102

  Net income....................................... $   377      $   277

                                        2.

   Condensed Consolidated Statement of Financial Position
   (millions of dollars)

                                                    March 31,   December 31,
                                                      1994          1993
                         ASSETS
   Current Assets:
     Cash and marketable securities--at cost,
       which approximates fair value................ $   548       $   582
     Accounts and notes receivable (less allowances
       of $62 at March 31, 1994, and $62 at
       December 31, 1993)...........................   2,558         2,443
     Inventories....................................     879           947
     Prepaid expenses and income taxes..............     515           411
       Total current assets.........................   4,500         4,383

   Investments and Other Assets.....................   1,172         1,027

   Properties--at cost, less accumulated
     depreciation, depletion and amortization of
     $20,995 at March 31, 1994, and $20,589
     at December 31, 1993 (The successful efforts
     method of accounting is followed for costs
     incurred in oil and gas producing activities)..  18,060        18,103
       Total assets................................. $23,732       $23,513

         LIABILITIES AND SHAREHOLDER'S EQUITY

   Current Liabilities:
     Current portion of long-term obligations....... $    49       $    51
     Short-term obligations.........................     403           652
     Accounts payable...............................   1,924         2,056
     Accrued liabilities............................     905           722
     Taxes payable (including income taxes).........     452           495
       Total current liabilities....................   3,733         3,976
   Long-Term Obligations:
     Debt...........................................   1,977         1,964
     Capitalized leases.............................       2             3
                                                       1,979         1,967
   Deferred Credits and Other Non-Current Liabilities:
     Income taxes...................................   2,411         2,372
     Other..........................................   2,099         2,069
                                                       4,510         4,441

   Shareholder's Equity.............................  13,510        13,129
       Total liabilities and shareholder's equity... $23,732       $23,513

                                        3.

   Condensed Consolidated Statement of Cash Flows
   (millions of dollars)

                                                             Three Months
                                                                Ended
                                                               March 31,
                                                            1994       1993
   Cash Flows From Operating Activities:
     Net income........................................... $  377     $  277
       Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation, depletion, amortization, and
          retirements and abandonments....................    459        454
        Other.............................................   (308)      (139)
         Net cash provided by operating activities........    528        592



   Cash Flows From Investing Activities:
     Capital expenditures.................................   (414)      (514)
     Proceeds from dispositions of property and
       other assets.......................................     59        136
     Other................................................     (8)       (32)
         Net cash used in investing activities............   (363)      (410)



   Cash Flows From Financing Activities:
     New long-term obligations............................     65         41
     Repayment of long-term obligations...................    (15)      (287)
     Distributions to Amoco Corporation...................      -       (531)
     Increase (decrease) in short-term obligations........   (249)        99
         Net cash used in financing activities............   (199)      (678)

   Decrease in Cash and Marketable Securities.............    (34)      (496)
   Cash and Marketable Securities-Beginning of Period.....    582        975
   Cash and Marketable Securities-End of Period........... $  548     $  479

                                        4.

  Basis of Financial Statement Preparation

  Amoco Company (the "Company") is a wholly owned subsidiary of Amoco Corporation, an Indiana corporation ("Amoco"), and is the holding company for all petroleum and chemical operating subsidiaries of Amoco except Amoco Canada Petroleum Company Ltd. ("Amoco Canada"). Amoco guarantees the outstanding public debt obligations of the Company.

  The condensed financial statements contained herein are unaudited and have been prepared from the books and records of the Company. In the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles.

  Item 2.  Management's Narrative Analysis of Results of Operations

  Results of Operations

  Net income for the first three months of 1994 totaled $377 million, compared with $277 million for the like 1993 period. Included in first-quarter 1993 earnings were charges of $170 million associated with the writedown of the Congo exploration and production operations to current recoverable value. Also included in first-quarter 1993 results were tax benefits of $56 million related to the disposition of certain operations.

  Excluding these items, earnings declined slightly from $391 million to $377 million. The earnings decrease was primarily attributable to lower exploration and production earnings mainly reflecting lower crude oil prices, which averaged $4 to $5 per barrel below the prior year's level. Partly offsetting were higher chemical and refining, marketing and transportation earnings as a result of cost-cutting efforts and higher sales volumes and margins.

  Sales and other operating revenues for the first quarter of 1994 were $5.3 billion, 7 percent lower than the $5.6 billion reported in the corresponding period of 1993. Crude oil revenues of $1 billion were 32 percent below last year's first quarter mainly as a result of lower prices. Refined product revenues for the first three months of 1994 decreased 9 percent compared with 1993. Lower prices for all major products more than offset higher sales volumes. Partly offsetting were increased natural gas and chemical revenues of 32 percent and 10 percent, respectively, compared with the prior year. The improvements reflected higher U.S. natural gas volumes, and higher chemical sales volumes, particularly for purified terephthalic acid ("PTA") and olefins.

  Purchased crude oil, petroleum products and merchandise for the first three months of 1994 totaled $2.6 billion, 13 percent below the comparable 1993 level of $3 billion. The decrease was attributed to lower crude oil prices

                                        5.
  and volumes, offset in part by higher natural gas volumes. Operating expenses of $1 billion for the first quarter of 1994 were 8 percent lower than the year-ago period, reflecting the absence of charges associated with the writedown of Congo exploration and production operations. Partly offsetting were higher production expense related to increased activity in Europe. Petroleum exploration expenses of $105 million in the current quarter were $21 million higher than the 1993 level, mainly due to higher overseas activity. Interest expense for the first quarter of 1994 was $21 million below the corresponding 1993 period, reflecting the effects of 1993 debt refinancing.

  The Company and the oil industry will continue to be affected by the price volatility of crude oil and natural gas. Also affecting chemical and refining, marketing and transportation activities are crude oil prices and the overall industry product supply and demand balance. Amoco Company's future performance is expected to be affected by ongoing efforts to reduce costs, the divestment of marginal properties and underperforming assets, new technologies and new governmental regulation.

  In March 1994, management of Amoco announced to its employees that the organizational structure of Amoco will be changed in an effort to reduce costs and increase effectiveness. Management currently anticipates that plans for the new structure will be finalized in the last half of 1994. At present, the impact of the restructuring has not been determined.

  Liquidity and Capital Resources

  Cash flows from operating activities amounted to $528 million in the first quarter of 1994 compared with $592 million in last year's first quarter. Working capital totaled $767 million at March 31, 1994, up from $407 million at year-end 1993. The Company's current ratio increased to 1.21 to 1 at March 31, 1994, from 1.10 to 1 at year-end 1993. The Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational capability or flexibility since the Company has ready access to both short-term and long-term debt markets.

  The Company's debt to debt-plus-equity was 15.2 percent at March 31, 1994, compared with 16.8 percent at year-end 1993. The ratio of earnings to fixed charges was 14.4 to 1 for 1994's first quarter compared with 13.2 to 1 for the year ended December 31, 1993.

  The Company believes that its strong financial position will permit it to finance business needs and opportunities in an orderly manner. Amoco is rated AAA by Standard & Poor's Corporation. In April 1994, Moody's Investors Services, Inc. ("Moody's") changed its rating on Amoco's long-term debt from Aaa to Aa1. The rating change affects the debt issuances of Amoco Canada that are guaranteed by the Company and Amoco. The decision by Moody's is not expected to have a material impact on the Company's business or cost of debt. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission to permit ready access to capital markets.

                                        6.

  Amoco Oil Company, a wholly owned subsidiary of Amoco Corporation and Amoco Company, announced in April 1994 that it had signed a letter of intent to negotiate a contract with subsidiaries of Associates Corporation of North America ("Associates") whereby Associates would issue and process Amoco Oil's consumer credit cards. Associates would become the grantor of credit, owner of the receivables and manager of credit risks. In connection with the transaction, Amoco Oil Company plans to sell certain of its assets related to consumer credit cards to the Associates.

  Capital and exploration expenditures totaled $519 million for the first three months of 1994 compared to the $598 million spent during the same period of 1993. Expenditures for the year 1993 were $3 billion.

  The Company has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations relating to various oil and gas operations, refineries, marketing sites and chemical locations, including multiparty sites at which the Company and certain of its subsidiaries have been identified as potentially responsible parties by the U.S. Environmental Protection Agency. Such estimated costs will be refined over time as remedial requirements and regulations become better defined. However, any additional costs cannot be reasonably estimated at this time due to uncertainty of timing, the magnitude of contamination, future technology, regulatory changes and other factors. Although future costs could have a significant effect on the results of operations in any one period, they are not expected to be material in relation to the Company's liquidity or consolidated financial position. In total, the accrued liability represents a reasonable best estimate of the Company's remediation liability.

                          PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings

  Reference  is made to the description of  legal proceedings in Part I, Item
  3. of the Company's 1993 Annual Report on Form 10-K. Reference is also made to the current report on Form 8-K dated April 25, 1994. See Item 6
  (b).

  With respect to the Rubicon/Amoco Production matter, the case was settled on April 8, 1994, and has been submitted to the court for dismissal. The terms of the settlement are confidential, but the settlement did not have a material adverse effect on the financial position, results of operations or cash flows of Amoco Company.

  Nine proceedings instituted by governmental authorities are pending or known to be contemplated against the Company and certain of its subsidiaries under federal, state and local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on the Company's consolidated cash flows, financial position or results of operations. The Company estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from

                                        7.
  these proceedings amount to approximately $4.1 million.

  The Company has various other suits and claims pending against it among which are several class actions for substantial monetary damages which in the Company's opinion are not meritorious. While it is impossible to estimate with certainty the ultimate legal and financial liability in respect to these other suits and claims, the Company believes that the aggregate amount will not be material in relation to its consolidated financial position.

  Item 2.  Changes in Securities
  Not applicable.

  Item 3.  Defaults upon Senior Securities
  Not applicable.

  Item 4.  Submission of Matters to a Vote of Security Holders
  Not applicable.

  Item 5.  Other Information
  Not applicable.

  Item 6.  Exhibits and Reports on Form 8-K
  (a) Exhibits
                                                                 Sequentially
      Exhibit                                                      Numbered
      Number                                                         Page

        12    Statement Setting Forth Computation of Ratio of
              Earnings to Fixed Charges.

  (b) Current reports on Form 8-K dated February 8, 1994 and April 25, 1994 were filed. The filing of February 8, 1994 announced that a judgment was entered on January 21, 1994 for approximately $413 million in favor of Amoco Chemical Company and Amoco Reinforced Plastics Company, subsidiaries of the Company and Amoco, against certain underwriters and insurance carriers relating to wrongful refusal to pay for defense and settlement of product liability lawsuits.

        The current report on Form 8-K dated April 25, 1994 announced that a new judgment was entered on April 15, 1994 which revised the January 21, 1994 judgment to approximately $108 million.

                                        8.

                                   Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Amoco Company
                                              (Registrant)
  Date: May 12, 1994



                                             J. R. Reid
                                             J. R. Reid
                                             Vice President and Controller
                                             (Duly Authorized and Chief
                                             Accounting Officer)













                                        9.