Form 10-Q
period 1994-06-30
AMOCO CO
filed 1994-08-12
CIK 766916

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1994 or

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

  Number of shares outstanding as of June 30, 1994--100.

  Registrant meets  the conditions set forth in  General Instructions H(1)(a)
  and   (b)  of Form  10-Q and  is therefore  filing this  form with  reduced disclosure format.

                                      1.

                         PART I--FINANCIAL INFORMATION


  Item 1.  Financial Statements

  Condensed Consolidated Statement of Income
  (millions of dollars)
                                       Three Months          Six Months
                                           Ended                Ended
                                          June 30,             June 30,
                                      1994       1993      1994      1993



  Revenues:
    Sales and other operating
      revenues..................... $ 6,050    $ 5,863   $11,301   $11,486
    Consumer excise taxes..........     871        680     1,670     1,322
    Other income...................     476         35       562        66
      Total revenues...............   7,397      6,578    13,533    12,874

  Costs and Expenses:
    Purchased crude oil, petroleum
      products and merchandise.....   3,221      3,049     5,804     6,011
    Operating expenses.............   1,092      1,016     2,098     2,112
    Petroleum exploration expenses,
      including exploratory dry
      holes........................     151         97       256       181
    Selling and administrative
      expenses.....................     502        390       947       814
    Taxes other than income taxes..   1,059        864     2,031     1,706
    Depreciation, depletion,
      amortization, and retirements
      and abandonments.............     469        422       928       876
    Interest expense...............      28         42        62        97
      Total costs and expenses.....   6,522      5,880    12,126    11,797

  Income before income taxes.......     875        698     1,407     1,077

  Income taxes.....................     314        189       469       291

  Net income....................... $   561    $   509   $   938   $   786

                                      2.

  Condensed Consolidated Statement of Financial Position
  (millions of dollars)

                                                  June 30,       Dec. 31,
                                                    1994          1993

                              ASSETS
  Current Assets:
    Cash and marketable securities--at cost,
      which approximates fair value...........    $   415        $   582
    Accounts and notes receivable (less
      allowances of $62 at June 30, 1994, and
      $62 at December 31, 1993)...............      3,124          2,443
    Inventories...............................        883            947
    Prepaid expenses and income taxes.........        543            411
      Total current assets....................      4,965          4,383

  Investments and Other Assets................      1,189          1,027

  Properties--at cost, less accumulated
    depreciation, depletion and amortization
    of $21,224 at June 30, 1994, and $20,589
    at December 31, 1993 (The successful
    efforts method of accounting is followed
    for costs incurred in oil and gas
    producing activities).....................     18,025         18,103
      Total assets............................    $24,179        $23,513

           LIABILITIES AND SHAREHOLDER'S EQUITY
  Current Liabilities:
    Current portion of long-term obligations..    $    48        $    51
    Short-term obligations....................        324            652
    Accounts payable..........................      1,996          2,056
    Accrued liabilities.......................      1,096            722
    Taxes payable (including income taxes)....        446            495
      Total current liabilities...............      3,910          3,976

  Long-Term Debt..............................      2,055          1,967

  Deferred Credits and Other Non-Current
      Liabilities:
    Income taxes..............................      2,427          2,372
    Other.....................................      2,042          2,069
                                                    4,469          4,441

  Shareholder's Equity........................     13,745         13,129
      Total liabilities and shareholder's
        equity................................    $24,179        $23,513


                                      3.

  Condensed Consolidated Statement of Cash Flows
  (millions of dollars)
                                                       Six Months Ended
                                                            June 30,
                                                        1994      1993


  Cash Flows From Operating Activities:
    Net income....................................     $  938    $  786
      Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation, depletion, amortization, and
         retirements and abandonments.............        928       876
       Other......................................       (670)     (504)
        Net cash provided by operating activities       1,196     1,158


  Cash Flows From Investing Activities:
    Capital expenditures..........................       (919)   (1,109)
    Proceeds from dispositions of property and
      other assets................................        109       148
    Other.........................................          7        32
        Net cash used in investing activities.....       (803)     (929)


  Cash Flows From Financing Activities:
    New long-term obligations.....................        144       252
    Repayment of long-term obligations............        (38)     (658)
    Distributions to Amoco Corporation............       (338)     (663)
    Increase (decrease) in short-term obligations.       (328)      257
        Net cash used in financing activities.....       (560)     (812)


  Decrease in Cash and Marketable Securities......       (167)     (583)
  Cash and Marketable Securities-Beginning of
    Period........................................        582       975
  Cash and Marketable Securities-End of Period....     $  415    $  392

                                      4.

  Basis of Financial Statement Preparation

  Amoco Company (the "Company") is a wholly owned subsidiary of Amoco Corporation, an Indiana corporation ("Amoco"), and is the holding company for all petroleum and chemical operations except Amoco Canada Petroleum Company Ltd. ("Amoco Canada"). Amoco guarantees the outstanding public debt obligations of the Company.

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

  Item 2.  Management's Narrative Analysis of Results of Operations

  Results of Operations

  The Company earned $938 million for the first six months of 1994, compared with $786 million for the first six months of 1993. Included in current-year results were second-quarter restructuring charges of $149 million after tax. Of this amount, $51 million related to costs directly associated with severances of employees expected to occur over the next 12 months. The remaining $98 million was attributable to various facility closings and asset dispositions. The 1994 results also included second-quarter after-tax benefits of $270 million relating to final settlements with the Internal Revenue Service involving crude oil excise taxes ("COET") in the 1980s. Results for 1993 included after-tax charges of $170 million associated with the writedown of Congo exploration and production operations to current recoverable value, and tax benefits of $56 million related to the disposition of certain operations.

  Adjusting both periods for these items, six-month 1994 net income of $817 million was $83 million below 1993's earnings of $900 million. The 1994 earnings decline mainly resulted from decreased exploration and production earnings due to lower crude oil prices, which averaged about $3 per barrel below last year's level. Also contributing to the decline were lower refining, marketing and transportation earnings attributable to lower refined product margins. Partly offsetting were improved chemical earnings, resulting from higher volumes and margins in major product lines.

  Earnings for the second quarter of 1994 were $561 million compared with $509 million for the second quarter of 1993. Results for the current quarter included the previously mentioned $149 million restructuring charges and the $270 million favorable COET settlement. Adjusting for these items, second-quarter 1994 earnings of $440 million were $69 million lower than last year's second quarter. Exploration and production earnings declined reflecting lower crude oil prices worldwide, lower U.S. natural

                                      5.
  gas prices and increased exploration expenses overseas. Refining, marketing and transportation earnings decreased due to lower refined product margins. Partly offsetting were improved chemical earnings on the strength of higher volumes and margins in major product lines.

  Sales and other operating revenues totaled $11.3 billion for the first six months of 1994, slightly below the $11.5 billion reported in the corresponding 1993 period. Crude oil revenues decreased 17 percent and refined product revenues declined 7 percent mainly due to lower prices. Partly offsetting were a 24 percent increase in natural gas revenues reflecting higher volumes worldwide, and a 16 percent improvement in chemical revenues resulting from higher volumes and prices for major product lines. Second-quarter 1994 sales and other operating revenues of $6.1 billion were slightly higher than the $5.9 billion reported in 1993's second quarter. Chemical revenues improved 22 percent due to increased volumes and prices while natural gas revenues increased 17 percent primarily reflecting higher volumes. Partly offsetting was a 6 percent decline in refined product revenues resulting from lower prices.

  Consumer excise taxes increased 26 percent and 28 percent for the first six months and second quarter of 1994, respectively, compared with last year's levels, reflecting the effect of a tax increase on transportation fuels resulting from the enactment of Omnibus Budget Reconciliation Act of 1993. Higher other income for both the first six months and second quarter of 1994 compared with the corresponding 1993 periods, primarily reflected the second-quarter 1994 COET settlement.

  Purchases of crude oil, petroleum products and merchandise totaled $5.8 billion for the first six months of 1994, 3 percent lower than 1993's first six months, primarily attributable to lower U.S. crude oil prices, partially offset by higher natural gas and refined product volumes. Second-quarter 1994 purchases of $3.2 billion were 6 percent higher than the comparable prior-year quarter. Higher crude oil, refined products and U.S. natural gas purchase volumes were partly offset by lower crude oil and refined product prices.

  Operating expenses totaled $2.1 billion for the first six months of 1994, essentially level with the corresponding 1993 period. Second-quarter 1994 included restructuring charges of $150 million related to various facility closings and asset dispositions. First-quarter 1993 included charges associated with the writedown of Congo exploration and production operations. Second-quarter 1994 operating expenses were 7 percent above 1993's second quarter mainly reflecting the second-quarter 1994 restructuring charges.

  Petroleum exploration expenses of $256 million in the first six months of 1994 and $151 million in the second quarter of 1994 increased 41 percent and 55 percent, respectively, compared with prior-year periods. The increase in both periods was mainly attributable to higher dry hole costs overseas.

  Selling and  administrative expenses for  the first six  months and  second

                                      6.
  quarter of 1994 were up 16 percent and 29 percent, respectively, primarily resulting from second-quarter 1994 restructuring charges of $79 million related to severance costs, and unfavorable currency effects.

  Taxes other than income taxes increased in both the first six months and current quarter of 1994 by 19 percent and 23 percent, respectively, compared with the prior-year periods principally due to increased consumer excise taxes. Higher depreciation, depletion, amortization, and retirements and abandonments in the first six months and second quarter of 1994 compared with 1993 resulted in part from increased production in the North Sea. Interest expense decreased 36 percent for the first six months of 1994 and 34 percent for the current quarter compared with the like 1993 periods, primarily due to the effects of 1993 debt refinancing and revised estimates of future tax obligations.

  Outlook

  The Company and the oil industry will continue to be affected by the price volatility of crude oil and natural gas. Also affecting chemical and refining, marketing and transportation activities are crude oil prices and the overall industry product supply and demand balance. The Company's future performance is expected to be impacted by ongoing cost reduction programs, the divestment of marginal properties and underperforming assets, application of new technologies and new governmental regulation.

  In July 1994, Amoco Corporation announced that its organizational structure was being changed to improve profitability, increase operating flexibility and position Amoco for long-term growth. Amoco's strategies now will be carried out by 17 business groups. The three major subsidiaries have been effectively eliminated as operating entities. A newly created shared services organization will provide support service to the business units. As a result of the restructuring, an after-tax charge of $256 million was taken in the second quarter of 1994 by Amoco. Approximately 3,800 positions will be eliminated by July 1995. An additional 700 positions will be eliminated by the end of 1996 as a result of ongoing process redesign to improve efficiencies in support functions. Additional restructuring costs of approximately $200 million (after-tax) are expected to be incurred by Amoco through 1996 to reflect costs for system redesign, relocations, work consolidation and development of new processes in support of the restructuring.

  Liquidity and Capital Resources

  Cash flows from operating activities amounted to $1,196 million in the first six months of 1994 compared with $1,158 million in the comparable 1993 period. Working capital totaled $1,055 million at June 30, 1994, up from $407 million at year-end 1993. Consequently, the Company's current ratio increased to 1.27 to 1 at June 30, 1994, from 1.10 to 1 at year-end 1993. As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operating capability or flexibility since the Company has ready access to both short-term and long-

                                      7.
  term debt markets.

  The Company's ratio of debt to debt-plus-equity was 15 percent at June 30, 1994, compared with 16.8 percent at year-end 1993. The ratio of earnings to fixed charges was 19.1 to 1 for 1994's first six months compared with
  13.2 to 1 for the year ended December 31, 1993.

  The Company believes that its strong financial position will permit it to finance business needs and opportunities in an orderly manner. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission to permit ready access to capital markets.

  Amoco Oil Company, an indirect wholly owned subsidiary of the Company, announced in April 1994 that it had signed a letter of intent to negotiate a contract with subsidiaries of Associates Corporation of North America ("Associates") whereby Associates would issue and process Amoco Oil's consumer credit cards. Associates would become the grantor of credit, owner of the receivables and manager of credit risks. In connection with the transaction, Amoco Oil Company plans to sell certain of its assets related to consumer credit cards to Associates. The transaction is expected to close in the last half of 1994.

  Capital and exploration expenditures totaled $1,175 million for the first six months of 1994 compared to the $1,290 million spent during the same period of 1993.

  The Company has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations relating to various oil and gas operations, refineries, marketing sites and chemical locations, including multiparty sites at which the Company and certain of its subsidiaries have been identified as potentially responsible parties by the U.S. Environmental Protection Agency. Such estimated costs will be refined over time as remedial requirements and regulations become better defined. However, any additional costs cannot be reasonably estimated at this time due to uncertainty of timing, the magnitude of contamination, future technology, regulatory changes and other factors. Although future costs could have a significant on the results of operations in any one period, they are not expected to be material in relation to the Company's liquidity or consolidated financial position. In total, the accrued liability represents a reasonable best estimate of the Company's remediation liability.


                          PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings
  Reference is made to the description of legal proceedings in Part I, Item 3 of the Company's 1993 Annual Report on Form 10-K and the description of legal proceedings in Part II, Item 1 of the Company's Report on Form 10-Q for the quarter ended March 31, 1994.

                                      8.

  With respect to the Rubicon/Amoco Production matter, the case was dismissed by the court on April 27, 1994.

  See  Item  6(b).   The  defendants in  the Amoco  Chemical/Amoco Reinforced
  Plastics case have filed an appeal.

  Ten proceedings instituted by governmental authorities are pending or known to be contemplated against the Company and certain of its subsidiaries under federal, state and local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on the Company's consolidated cash flows, financial position or results of operations. The Company estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $3.7 million.

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

  Item 5.  Other Information
  Not applicable.

  Item 6.  Exhibits and Reports on Form 8-K
  (a)  Exhibits

                                                              Sequentially
       Exhibit                                                   Numbered
       Number                                                      Page

         12 Statement Setting Forth Computation of Ratio of Earnings to Fixed Charges.

  (b) Current reports on Form 8-K dated February 8, 1994 and April 25, 1994 were filed. The filing of February 8, 1994 announced that a judgment was entered on January 21, 1994 for approximately $413 million in favor of Amoco Chemical Company and Amoco Reinforced Plastics Company, subsidiaries of the Company and Amoco, against certain underwriters and insurance carriers relating to wrongful refusal to

                                      9.
       pay for defense and settlement of product liability lawsuits.

       The current report on Form 8-K dated April 25, 1994 announced that a new judgment was entered on April 15, 1994 which revised the January 21, 1994 judgment to approximately $108 million.

                                      10.

                                   Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       Amoco Company
                                                        (Registrant)


  Date: August 12, 1994

                                             J. R. Reid
                                             J. R. Reid
                                             Vice President and Controller
                                             (Duly Authorized and Chief
                                              Accounting Officer)

                                      11.