Form 10-Q
period 1994-09-30
AMOCO CO
filed 1994-11-14
CIK 766916

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1994 or

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

  Number of shares outstanding as of September 30, 1994--100.

  Registrant meets  the conditions set forth in  General Instructions H(1)(a)
  and   (b)  of Form  10-Q and  is therefore  filing this  form with  reduced disclosure format.

                                      1.

                         PART I--FINANCIAL INFORMATION


  Item 1.  Financial Statements

  Condensed Consolidated Statement of Income
  (millions of dollars)
                                       Three Months          Nine Months
                                           Ended                Ended
                                       September 30,        September 30,
                                      1994       1993      1994      1993



  Revenues:
    Sales and other operating
      revenues..................... $ 6,201    $ 5,650   $17,502   $17,136
    Consumer excise taxes..........     883        696     2,553     2,018
    Other income...................     120         67       682       133
      Total revenues...............   7,204      6,413    20,737    19,287

  Costs and Expenses:
    Purchased crude oil, petroleum
      products and merchandise.....   3,335      2,920     9,139     8,931
    Operating expenses.............   1,002        913     3,100     3,025
    Petroleum exploration expenses,
      including exploratory dry
      holes........................     109        146       365       327
    Selling and administrative
      expenses.....................     479        409     1,426     1,223
    Taxes other than income taxes..   1,046        875     3,077     2,581
    Depreciation, depletion,
      amortization, and retirements
      and abandonments.............     495        466     1,423     1,342
    Interest expense...............      22         42        84       139
      Total costs and expenses.....   6,488      5,771    18,614    17,568

  Income before income taxes.......     716        642     2,123     1,719

  Income taxes.....................     228        156       697       447

  Net income....................... $   488    $   486   $ 1,426   $ 1,272

                                      2.

  Condensed Consolidated Statement of Financial Position
  (millions of dollars)

                                                  Sept. 30,      Dec. 31,
                                                    1994          1993
                              ASSETS
  Current Assets:
    Cash......................................    $   107        $   100
    Marketable securities--at cost,
      which approximates fair value...........        928            482
    Accounts and notes receivable (less
      allowances of $24 at September 30, 1994,
      and $62 at December 31, 1993)...........      2,711          2,443
    Inventories...............................        843            947
    Prepaid expenses and income taxes.........        580            411
      Total current assets....................      5,169          4,383

  Investments and Other Assets................      1,212          1,027

  Properties--at cost, less accumulated
    depreciation, depletion and amortization
    of $21,559 at September 30, 1994, and
    $20,589 at December 31, 1993 (The
    successful efforts method of accounting is
    followed for costs incurred in oil and gas
    producing activities).....................     18,041         18,103
      Total assets............................    $24,422        $23,513

           LIABILITIES AND SHAREHOLDER'S EQUITY
  Current Liabilities:
    Current portion of long-term obligations..    $    45        $    51
    Short-term obligations....................          -            652
    Accounts payable..........................      1,869          2,056
    Accrued liabilities.......................      1,072            722
    Taxes payable (including income taxes)....        546            495
      Total current liabilities...............      3,532          3,976

  Long-Term Debt..............................      2,093          1,967

  Deferred Credits and Other Non-Current
      Liabilities:
    Income taxes..............................      2,464          2,372
    Other.....................................      2,091          2,069
                                                    4,555          4,441

  Shareholder's Equity........................     14,242         13,129
      Total liabilities and shareholder's
        equity................................    $24,422        $23,513

                                      3.

  Condensed Consolidated Statement of Cash Flows
  (millions of dollars)
                                                      Nine Months Ended
                                                        September 30,
                                                       1994       1993

  Cash Flows From Operating Activities:
    Net income....................................    $1,426     $1,272
      Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation, depletion, amortization, and
         retirements and abandonments.............     1,423      1,342
       Other......................................      (232)      (820)
        Net cash provided by operating activities.     2,617      1,794


  Cash Flows From Investing Activities:
    Capital expenditures..........................    (1,427)    (1,689)
    Proceeds from dispositions of property and
      other assets................................       143        170
    Other.........................................       (15)       (40)
        Net cash used in investing activities.....    (1,299)    (1,559)


  Cash Flows From Financing Activities:
    New long-term obligations.....................       171        532
    Repayment of long-term obligations............       (46)    (1,002)
    Distributions to Amoco Corporation............      (338)      (663)
    Increase (decrease) in short-term obligations.      (652)       279
        Net cash used in financing activities.....      (865)      (854)


  Increase (Decrease) in Cash & Mrktbl. Securities       453       (619)
  Cash and Marketable Securities-Beginning of
    Period........................................       582        975
  Cash and Marketable Securities-End of Period....    $1,035     $  356


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

  Item 2.  Management's Narrative Analysis of Results of Operations

  Results of Operations

  Nine Months 1994 vs. Nine Months 1993
  The Company earned $1,426 million for the first nine months of 1994, compared with $1,272 million for the first nine months of 1993. Included in current-year results were after-tax environmental charges of $32 million and restructuring charges of $149 million. Of this latter amount, $51 million related to costs directly associated with severances of employees expected to occur by mid-1995. The remaining $98 million was attributable to various facility closings and asset dispositions. The 1994 results also included after-tax benefits of $270 million relating to final settlements with the Internal Revenue Service involving crude oil excise taxes ("COET") in the 1980s. Results for 1993 included after-tax charges of $170 million associated with the writedown of Congo exploration and production operations to current recoverable value, and tax benefits of $54 million, primarily related to the disposition of certain operations.

  Adjusting both periods for these items, nine-month 1994 net income of $1,337 million was $51 million below 1993's earnings of $1,388 million. Exploration and production earnings were down primarily due to lower crude oil prices, which averaged about $2 per barrel below last year's level. Also contributing to the decline were lower refining, marketing and transportation earnings attributable to lower refined product margins. Partly offsetting were improved chemical earnings, resulting from higher volumes and margins in major product lines.

  Sales and other operating revenues totaled $17.5 billion for the first nine months of 1994, slightly higher than the $17.1 billion reported in the corresponding 1993 period. Natural gas revenues were up 22 percent reflecting higher volumes worldwide, and chemical revenues increased 20 percent resulting from higher volumes and prices for major product lines. Partly offsetting was a 13 percent drop in crude oil revenues due to lower

                                      5.
  prices and volumes.

  Consumer excise taxes increased 27 percent for the first nine months of 1994, compared with last year's levels, reflecting the effect of a tax increase on transportation fuels resulting from the enactment of Omnibus Budget Reconciliation Act of 1993. Higher other income for the first nine months of 1994 compared with the corresponding 1993 period, primarily reflected the second-quarter 1994 COET settlement.

  Purchases of crude oil, petroleum products and merchandise totaled $9.1 billion for the first nine months of 1994, slightly higher than 1993's first nine months, primarily attributable to higher natural gas and refined product volumes, and increased chemical purchases. Partly offsetting were lower crude oil and refined product prices.

  Operating expenses totaled $3.1 billion for the first nine months of 1994, essentially level with the corresponding 1993 period. Second-quarter 1994 expenses included restructuring charges of $150 million related to various facility closings and asset dispositions. First-quarter 1993 included charges associated with the writedown of Congo exploration and production operations. Excluding these items, operating expenses were slightly higher due to increased chemical manufacturing expenses related to the fourth quarter 1993 acquisition of Phillips Fibers Corporation, and higher production expenses overseas reflecting added production.

  Petroleum exploration expenses of $365 million in the first nine months of 1994 increased 12 percent, compared with the prior-year period, mainly attributable to higher dry hole costs overseas. Selling and administrative expenses for the first nine months of 1994 were up 17 percent, primarily resulting from second-quarter 1994 restructuring charges of $79 million related to severance costs, unfavorable currency effects and increases related to natural gas activities.

  Taxes other than income taxes increased 19 percent during the first nine months of 1994, compared with the prior-year period, principally due to increased consumer excise taxes. Interest expense decreased 40 percent for the first nine months of 1994 compared with the like 1993 period, primarily due to revised estimates of future tax obligations and the effects of debt refinancing.

  Third Quarter 1994 vs. Third Quarter 1993
  Earnings for the third quarter of 1994 were $488 million, essentially level with $486 million for the third quarter of 1993. Results for the current quarter included after-tax charges of $32 million representing estimated future costs of environmental remediation activities. Third-quarter 1993 earnings included benefits of $51 million related to prior-year taxes, more than offset by adverse deferred taxes of $53 million resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993.

  Excluding these items, third-quarter 1994 earnings of $520 million were $32 million higher than last year's third quarter earnings of $488 million. Chemical earnings improved on the strength of higher volumes and margins in

                                      6.
  major  product  lines.    Exploration  and  production  earnings  increased
  reflecting higher crude oil prices, which averaged about $1 above the similar 1993 period. Partly offsetting were lower refining, marketing and transportation earnings due to lower refined product margins.

  Third-quarter 1994 sales and other operating revenues of $6.2 billion were 10 percent higher than the $5.7 billion reported in 1993's third quarter. Chemical revenues and natural gas revenues improved 29 percent and 19 percent, respectively, due to increased volumes and prices. Refined product revenues increased 7 percent primarily resulting from higher sales volumes.

  Consumer excise taxes increased 27 percent for the third quarter of 1994, compared with last year's levels, reflecting the effect of a tax increase on transportation fuels resulting from the enactment of Omnibus Budget Reconciliation Act of 1993.

  Purchases of crude oil, petroleum products and merchandise totaled $3.3 billion for the third quarter of 1994, 14 percent higher than 1993's third quarter, primarily attributable to higher natural gas purchase volumes. Also contributing to the increase were higher crude oil and refined product purchase prices, and increased chemical purchases.

  Third-quarter 1994 operating expenses were 10 percent above 1993's third quarter mainly reflecting higher environmental charges. Petroleum exploration expenses of $109 million in the third quarter of 1994 decreased 25 percent, compared with the prior-year period, mainly attributable to lower dry hole costs. Selling and administrative expenses were up 17 percent for the third quarter of 1994, due in part to unfavorable currency effects and increases related to natural gas activities.

  Taxes other than income taxes increased 20 percent during the current quarter of 1994, compared with the prior-year period mainly due to increased consumer excise taxes. Interest expense decreased 48 percent for the current quarter compared with the corresponding 1993 period, primarily due to revised estimates of future tax obligations and the effects of debt refinancing.

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

  In July 1994, Amoco Corporation announced that its organizational structure was being changed to improve profitability, increase operating flexibility and position Amoco for long-term growth. Amoco's strategies now will be carried out by 17 business groups. A newly created shared services

                                      7.
  organization will provide support service to the business groups. As a result of the restructuring, an after-tax charge of $256 million was accrued in the second quarter of 1994 by Amoco. Approximately 3,800 positions will be eliminated by July 1995. Through the third quarter of 1994, charges against the accrual associated with severance, representing approximately 400 employees, and other costs totaled about $20 million after tax.

  An additional 700 positions will be eliminated by the end of 1996 as a result of ongoing process redesign to improve efficiencies in support functions. Additional restructuring costs of approximately $200 million (after-tax) are expected to be incurred by Amoco through 1996 to reflect costs for severance, system redesign, relocations, work consolidation and development of new processes in support of the restructuring. Through the third quarter of 1994, costs incurred related to these activities were not significant.

  Liquidity and Capital Resources

  Cash flows from operating activities amounted to $2,617 million in the first nine months of 1994 compared with $1,794 million in the comparable 1993 period. Working capital totaled $1,637 million at September 30, 1994, up from $407 million at year-end 1993. Consequently, the Company's current ratio increased to 1.46 to 1 at September 30, 1994, from 1.10 to 1 at year-end 1993. As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operating capability or flexibility since the Company has ready access to both short-term and long-term debt markets.

  Amoco Oil Company, a wholly owned subsidiary of the Company, announced in April 1994 that it had signed a letter of intent to negotiate a contract with subsidiaries of Associates Corporation of North America ("Associates") whereby Associates would issue and process Amoco Oil's consumer credit cards. This transaction was completed in September. Effective September 20, 1994, Associates became the grantor of credit, owner of the receivables and manager of credit risks for Amoco Oil's consumer credit cards.

  The Company's debt totaled $2.1 billion at September 30, 1994, compared with $2.7 billion at year-end 1993. The reduction in debt largely reflects application of the proceeds from the sale of credit card receivables. The Company's ratio of debt to debt-plus-equity was 13 percent at September 30, 1994, compared with 16.8 percent at year-end 1993. The ratio of earnings to fixed charges was 17.1 to 1 for 1994's first nine months compared with
  13.2 to 1 for the year ended December 31, 1993.

  The Company believes its strong financial position will permit it to finance business needs and opportunities in an orderly manner. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission to permit ready access to capital markets.

                                      8.

  Capital and exploration expenditures totaled $1,792 million for the first nine months of 1994 compared to the $2,016 million spent during the same period of 1993.

  The Company has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations relating to various oil and gas operations, refineries, marketing sites and chemical locations, including multiparty sites at which the Company and certain of its subsidiaries have been identified as potentially responsible parties by the U.S. Environmental Protection Agency. Such estimated costs will be refined over time as remedial requirements and regulations become better defined. However, any additional environmental costs cannot be reasonably estimated at this time due to uncertainty of timing, the magnitude of contamination, future technology, regulatory changes and other factors. Although future costs could have a significant effect on the results of operations in any one period, they are not expected to be material in relation to the Company's liquidity or consolidated financial position. In total, the accrued liability represents a reasonable best estimate of the Company's remediation liability.

                          PART II--OTHER INFORMATION
  Item 1.  Legal Proceedings
  There have been no material developments in the status of the legal proceedings reported in Part I, Item 3 of the Company's 1993 Annual Report on Form 10-K and the description of legal proceedings in Part II, Item 1 of the Company's Report on Form 10-Q for the quarter ended June 30, 1994.

  Twelve proceedings instituted by governmental authorities are pending or known to be contemplated against the Company and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on the Company's consolidated cash flows, financial position or results of operations. The Company estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $5.9 million.

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

  Item 5.  Other Information
  Not applicable.
                                       9.

  Item 6.  Exhibits and Reports on Form 8-K
  (a)  Exhibits

                                                              Sequentially
       Exhibit                                                   Numbered
       Number                                                      Page

         12 Statement Setting Forth Computation of Ratio of Earnings to Fixed Charges.

         27     Financial Data Schedule.

  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1994.







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


  Date: November 14, 1994

                                             J. R. Reid
                                             J. R. Reid
                                             Vice President and Controller
                                             (Duly Authorized and Chief
                                              Accounting Officer)







                                      11.