Form 10-K
AMOCO CO
filed 1995-03-24
CIK 766916

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-K

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Fee Required

   For the fiscal year ended December 31, 1994 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X.
        Number of shares outstanding as of March 22, 1995, was 100 shares.

                        DOCUMENTS INCORPORATED BY REFERENCE
              1994 Annual Report on Form 10-K of Amoco Corporation

        Registrant meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

                                      AMOCO COMPANY

                                          PART I

   Items 1. and 2.  Business and Properties

        Amoco Company, a Delaware corporation (the "Company"), the principal wholly owned subsidiary of Amoco Corporation, an Indiana corporation ("Amoco"), functions as the holding company for substantially all of Amoco's petroleum and chemical operations, except Canadian petroleum operations. Amoco has guaranteed all presently outstanding public debt obligations of Amoco Company. The principal wholly owned subsidiaries of the Company and the businesses in which they are engaged are summarized below:


   Amoco Production Company. . . Exploration, development  and production of crude  oil and natural gas, and natural gas
                                 liquids; and marketing of natural gas.
   Amoco Oil Company . . . . . . Refining,  marketing  and  transporting  of petroleum and related products.
   Amoco Chemical Company. . . . Manufacture and sale of chemical products.

        Since the Company's operations are similar to those of Amoco, except for Canadian petroleum operations and selected other activities, the information contained in Items 1. and 2. "Business and Properties" of Amoco Corporation's 1994 Annual Report on Form 10-K is incorporated herein by reference. Information related to Canadian petroleum operations is identified separately therein and is not incorporated herein.

   Item 3.  Legal Proceedings

   The information  required by this  item is incorporated  by reference  to
   Item 3 of Amoco Corporation's 1994 Annual Report on Form 10-K.

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

   Item 7.  Management's Narrative Analysis of Results of Operations

   Results of Operations
   1994 Compared With 1993

        The Company earned $1,878 million in 1994 compared with $1,803 million in 1993. Results for 1994 benefited from settlements of crude oil excise taxes ("COET") of $270 million, a gain of $45 million related to the disposition of certain European oil and gas properties and tax adjustments relating to prior years totaling $63 million. Adversely affecting 1994 earnings were after-tax charges of $60 million pertaining to provisions for future environmental remediation expenditures relating to past operations, and restructuring charges of $149 million. Of this latter amount, $51 million related to costs directly associated with severances of employees expected to occur by year-end 1995. The remaining $98 million was attributable to various facility closings and asset dispositions. Earnings in 1993 were adversely affected by charges of $170 million associated with the writedown of Congo exploration and production operations to current recoverable value and additional deferred taxes of $53 million due to the effect of a tax rate change resulting from enactment of the Omnibus Budget Reconciliation Act of 1993. Partly offsetting were prior-year tax benefits of $107 million and gains from drawdown of inventories valued under the last-in, first-out ("LIFO") method of approximately $50 million.

        Adjusting both years for special items and accounting changes, 1994 earnings were $1,709 million compared with 1993 earnings of $1,869 million. The decline in earnings primarily reflects the transferring of 95 percent ownership of certain European chemical operations to Amoco Corporation, lower refined product margins in refining, marketing and transportation operations, and lower exploration and production earnings mainly as a result of lower energy prices. Partly offsetting were improved chemical results, attributable to higher margins and volumes in major product lines.

        Sales and other operating revenues totaled $23.6 billion for 1994, slightly higher than $22.9 billion for 1993. Chemical revenues improved 23 percent reflecting higher sales for major product lines. Natural gas revenues were 16 percent higher as a result of increased worldwide sales volumes. Partly offsetting were decreased crude oil revenues reflecting lower prices worldwide. Other income was higher in 1994 compared with last year primarily as a result of the favorable COET settlement.

        Purchases of crude oil, petroleum products and merchandise of $12.3 billion for 1994 were 5 percent above the 1993 level of $11.8 billion. Operating expenses were 3 percent higher in 1994. Increased chemical manufacturing costs reflecting the fourth-quarter 1993 acquisition of Phillips Fibers Corporation, and second-quarter 1994 restructuring charges of $150 million, were partly offset by the absence of charges in 1993 associated with the writedown of Congo exploration and production operations to current recoverable value. Exploration expenses for 1994 were 7 percent above 1993, due to higher dry hole expenses of $23 million and higher geological and geophysical costs overseas of $12 million. Selling and administrative expenses were up 16 percent compared with the prior year, mainly due to $79 million in 1994 restructuring charges and $46 million of unfavorable foreign currency effects. Interest expense increased 36 percent primarily related to interest on intercompany notes from affiliates.

    Liquidity and Capital Resources
        Cash flows from operating activities generated $4 billion in 1994, compared with $3.5 billion in 1993.

        The debt to debt-plus-equity ratio on outstanding public obligations increased to 18.8 percent in 1994, compared with 16.8 percent in 1993. The Company believes its strong financial position will permit the financing of business needs and opportunities in an orderly manner.

        Working capital totaled $1,257 million at December 31, 1994, up from $407 million at December 31, 1993. The Company's current ratio increased to 1.30 to 1 at year-end 1994 from 1.10 to 1 at year-end 1993. As a matter of policy, Amoco Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational capability or flexibility since the Company has ready access to both short-term and long-term debt markets.

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

        Amoco Corporation and the Company guarantee the outstanding public notes and debentures of Amoco Canada Petroleum Company Ltd., except for the 7 3/8% Subordinated Exchangeable Debentures due 2013.

        The following table summarizes selected liquidity information for the last three years as of December 31:
                                                    1994      1993     1992
   Debt as a percent of debt-plus-equity . .        18.8      16.8     18.1

   Current ratio . . . . . . . . . . . . . .        1.30      1.10     1.18

   Ratio of earnings to fixed charges* . . .        20.4      13.2      8.3
   _____________
   * Earnings consist of income before income taxes and fixed charges; fixed charges include interest on indebtedness, rental expense representative of an interest factor, and adjustments for certain companies accounted for by the equity method.

   Item 8.  Financial Statements and Supplemental Information

      Index to Financial Statements and Supplemental Information

                                                                       Page
   Financial Statements:
       Basis of Financial Statement Preparation . . . . . . . . .        5

       Condensed Consolidated Statement of Income . . . . . . . .        7

       Condensed Consolidated Statement of Financial Position . .        8

       Condensed Consolidated Statement of Cash Flows . . . . . .        9

   Supplemental Information:
       Supplemental Oil and Gas Exploration and Production
         Activities . . . . . . . . . . . . . . . . . . . . . . .        10

       Quarterly Financial Data . . . . . . . . . . . . . . . . .        10

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

   Financial Statements

   Basis of Financial Statement Preparation

        The Company is a wholly owned subsidiary of Amoco and its presently outstanding public debt securities are guaranteed by Amoco. Pursuant to

   Securities and Exchange Commission Staff Accounting Bulletin No. 53, summarized financial data of the Company appear in a note to Amoco's 1994 audited consolidated financial statements. Such financial statements, together with the Report of Independent Accountants thereon of Amoco's 1994 Annual Report on Form 10-K and are incorporated herein by reference.

        The unaudited condensed financial statements of the Company contained herein do not include all information and footnotes necessary for a complete presentation of results of operations and financial position in conformity with generally accepted accounting principles and should be read in conjunction with Amoco's audited consolidated financial statements.

        Effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of adoption relating to years prior to 1992, was a non-cash charge of $702 million. This represents after-tax charges of $749 million for the adoption of SFAS No. 106 partially offset by an after-tax credit of $47 million for the adoption of SFAS No. 109. In addition, the effect on 1993 net income of adopting these standards was a charge of $51 million related to the adoption of SFAS No. 106 and a benefit of $62 million associated with the adoption of SFAS No. 109.

                                       AMOCO COMPANY

                         CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                    Year Ended December 31,
                                                    1994     1993     1992
         (millions of dollars)
   Revenues:
     Sales and other operating revenues . . . .   $23,619  $22,885  $22,818
     Consumer excise taxes. . . . . . . . . . .     3,409    2,812    2,722
     Other income . . . . . . . . . . . . . . .       813      233      158
       Total revenues . . . . . . . . . . . . .    27,841   25,930   25,698

   Costs and Expenses:
     Purchased crude oil, natural gas,
       petroleum products and merchandise . . .    12,330   11,761   11,407
     Operating expenses . . . . . . . . . . . .     4,190    4,075    4,117
     Petroleum exploration expenses, including
       exploratory dry holes. . . . . . . . . .       514      482      590
     Selling and administrative expenses. . . .     1,901    1,632    2,002
     Taxes other than income taxes. . . . . . .     4,087    3,566    3,663
     Depreciation, depletion, amortization, and
       retirements and abandonments . . . . . .     1,894    1,813    1,968
     Interest expense . . . . . . . . . . . . .       237      174      128
       Total costs and expenses . . . . . . . .    25,153   23,503   23,875

   Income before income taxes . . . . . . . . .     2,688    2,427    1,823
   Income taxes . . . . . . . . . . . . . . . .       810      624      597
   Income before the cumulative effects of
     accounting changes . . . . . . . . . . . .     1,878    1,803    1,226
   Cumulative effects of accounting changes . .        --       --     (702)
   Net income . . . . . . . . . . . . . . . . .   $ 1,878  $ 1,803  $   524

                                       AMOCO COMPANY

                     CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                             December 31,
                                                             1994     1993
                                                             (millions of
                       ASSETS                                  dollars)
   Current Assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . .  $   134  $   100
     Marketable securities--at cost
       which approximates fair value. . . . . . . . . . .    1,104      482
     Accounts and notes receivable (less
       allowance of $19 at December 31, 1994,
       and $62 at December 31, 1993). . . . . . . . . . .    2,763    2,443
     Inventories. . . . . . . . . . . . . . . . . . . . .      836      947
     Prepaid expenses and income taxes. . . . . . . . . .      562      411
       Total current assets . . . . . . . . . . . . . . .    5,399    4,383
   Investments And Other Assets . . . . . . . . . . . . .    1,085    1,027
   Properties --at cost, less accumulated depreciation
     depletion and amortization of $21,882 at
     December 31, 1994, and $20,589 at December 31, 1993
     (The successful efforts method of accounting is
     followed for costs incurred in oil and gas producing
     activities). . . . . . . . . . . . . . . . . . . . .   18,065   18,103
     Total assets . . . . . . . . . . . . . . . . . . . .  $24,549  $23,513

                                                              December 31,
                                                             1994    1993
                                                             (millions of
                                                                dollars)
   LIABILITIES AND SHAREHOLDER'S EQUITY

   Current Liabilities:
     Current portion of long-term obligations . . . . . .  $    24  $    51
     Short-term obligations . . . . . . . . . . . . . . .      112      652
     Accounts payable . . . . . . . . . . . . . . . . . .    2,217    2,056
     Accrued liabilities. . . . . . . . . . . . . . . . .    1,124      722
     Taxes payable (including income taxes) . . . . . . .      665      495
       Total current liabilities. . . . . . . . . . . . .    4,142    3,976
   Long-Term Debt:
     Affiliates . . . . . . . . . . . . . . . . . . . . .    4,104       --
     Other debt . . . . . . . . . . . . . . . . . . . . .    2,086    1,967
                                                             6,190    1,967
   Deferred Credits and Other Non-Current Liabilities:
     Income taxes . . . . . . . . . . . . . . . . . . . .    2,413    2,372
     Other. . . . . . . . . . . . . . . . . . . . . . . .    2,171    2,069
                                                             4,584    4,441
   Minority interest. . . . . . . . . . . . . . . . . . .        5       --
   Shareholder's Equity . . . . . . . . . . . . . . . . .    9,628   13,129
     Total liabilities and shareholder's equity . . . . .  $24,549  $23,513


   Annual maturities of long-term debt during the next five years, including the portion classified as current, are $24 million in 1995, $658 million in 1996, $187 million in 1997, $247 million in 1998 and $134 million in 1999.

                                       AMOCO COMPANY

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Year Ended December 31,
                                                    1994     1993     1992
                                                    (millions of dollars)
   Cash Flows from Operating Activities:
    Net income . . . . . . . . . . . . . . . . .  $ 1,878  $ 1,803  $   524
    Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation, depletion, amortization, and
       retirements and abandonments. . . . . . .    1,894    1,813    1,968
     (Increase) decrease in receivables. . . . .     (361)    (131)     402
     Increase (decrease) in payables and accrued
       liabilities . . . . . . . . . . . . . . .      553     (573)    (957)
     Other . . . . . . . . . . . . . . . . . . .       44      555      152
     Cumulative effects of accounting changes. .       --       --      702
    Net cash provided by operating activities. .    4,008    3,467    2,791

   Cash Flows from Investing Activities:
    Capital expenditures . . . . . . . . . . . .   (2,131)  (2,472)  (2,113)
    Proceeds from dispositions of property and
      other assets . . . . . . . . . . . . . . .      316      217      248
    Other. . . . . . . . . . . . . . . . . . . .     (145)     (87)      (2)
     Net cash used in investing activities . . .   (1,960)  (2,342)  (1,867)

   Cash Flows from Financing Activities:
    New long-term obligations. . . . . . . . . .      118      473      438
    Repayment of long-term obligations . . . . .     (133)  (1,358)    (359)
    Distributions to Amoco Corporation . . . . .     (837)  (1,284)  (1,258)
    Increase (decrease) in short-term
      obligations  . . . . . . . . . . . . . . .     (540)     651      (52)
     Net cash used in financing activities . . .   (1,392)  (1,518)  (1,231)

   Increase (decrease) in Cash and Marketable
     Securities. . . . . . . . . . . . . . . . .      656     (393)    (307)
   Cash and Marketable Securities--Beginning of
     Year. . . . . . . . . . . . . . . . . . . .      582      975    1,282
   Cash and Marketable Securities--End of Year .  $ 1,238  $   582  $   975

   Supplemental Information

   1.   Supplemental Oil and Gas Exploration and Production Activities

        The supplemental information about oil and gas exploration and production activities for the Company is essentially the same as reported by Amoco, if Canadian exploration and production information is excluded. Therefore, the information with respect to supplemental oil and gas exploration and production activities is incorporated by reference to Amoco Corporation's 1994 Annual Report on Form 10-K. Information related to Canadian petroleum operations is identified separately therein and is not incorporated herein.

   2.    Quarterly Financial Data

         Summarized quarterly financial data for the years ended December 31, 1994 and 1993 are as follows:


                                Revenues     Operating Profit   Net Income*
                               1994    1993    1994     1993   1994    1993
   First . . . . . . . . . .  $6,136  $6,296 $  509    $  430  $ 377   $ 277
   Second. . . . . . . . . .   7,397   6,578    596       738    561     509
   Third . . . . . . . . . .   7,204   6,413    711       659    488     486
   Fourth. . . . . . . . . .   7,104   6,643    654       768    452     531


   * Earnings for the second quarter of 1994 included benefits attributable to the COET settlement of $270 million, and charges related to restructuring of $149 million. Net income in the first quarter of 1993 included charges of $170 million related to the writedown of Congo exploration and production operations to current recoverable value and tax benefits of $56 million resulting from disposition of certain operations.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                        ________________
                                            PART III

   Item 10.  Directors and Executive Officers of the Registrant

        Not required.

   Item 11.  Executive Compensation

        Not required.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Not required.

   Item 13.  Certain Relationships and Related Transactions

        Not required.
                                      ______________
                                          PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)   1 and 2.   The   financial   statements,    supplemental   financial
                    information  and  financial statement  schedule, together
                    with  the  report  thereon  of  Price  Waterhouse   dated
                    February 28, 1995, appearing  in Amoco Corporation's 1994
                    Annual  Report on Form-10-K are incorporated by reference
                    in Item  8 of  this Form  10-K.   Information related  to
                    Canadian  petroleum  operations is  identified separately
                    therein  and  is  not  incorporated  herein.    With  the
                    exception of the aforementioned information and the information incorporated in Items 1, 2, and 3 hereof, Amoco Corporation's 1994 Annual Report on Form 10-K is not deemed to be filed as part of this report.

         3. Exhibits - See attached Index to Exhibits on page 13.

   (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                        SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 21st day of March, 1995.

                                                           Amoco Company
                                                           (Registrant)


                                                           John L Carl
                                                           John L. Carl
                                                           (President)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 1995.

             Signatures                               Titles

      John L. Carl                   President and Director
      John L. Carl                   (Principal Executive Officer)


      W. R. Hutchinson               Vice President, Treasurer, and
      W. R. Hutchinson                  Director
                                     (Principal Financial Officer)


      J. R. Reid                     Vice President and Controller
      J. R. Reid                     (Principal Accounting Officer)


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

    12      Statement Setting Forth Computation of Ratio of
            Earnings to Fixed Charges for the five years ended
            December 31, 1994.

    13      Amoco Corporation's 1994 Annual Report on Form 10-K
            is incorporated herein by reference as described
            in this 1994 Form 10-K.                                   --

    16      None.                                                     --

    18      None.                                                     --

    19      None.                                                     --

    21      None required.                                            --

    23      None required.                                            --

    24      None.                                                     --

    27      Financial Data Schedule for the year ended
            December 31, 1994.

    28      None.                                                     --