Form 10-Q
period 1995-03-31
AMOCO CO
filed 1995-05-12
CIK 766916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995 or

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

   Number of shares outstanding as of March 31, 1995--100.

   Registrant meets the conditions set forth in General  Instructions H(1)(a)
   and   (b)  of Form  10-Q and is  therefore filing  this form  with reduced disclosure format.





                                       1.

                         PART I--FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Condensed Consolidated Statement of Income
   (millions of dollars)
                                                  Three Months
                                                     Ended
                                                    March 31,
                                                 1995       1994



   Revenues:
     Sales and other operating
       revenues..............................  $ 5,809    $ 5,251
     Consumer excise taxes...................      808        799
     Other income............................      122         86
       Total revenues........................    6,739      6,136

   Costs and Expenses:
     Purchased crude oil, natural gas,
       petroleum products and merchandise....    3,023      2,583
     Operating expenses......................    1,001      1,006
     Petroleum exploration expenses,
       including exploratory dry
       holes.................................       99        105
     Selling and administrative
       expenses..............................      434        445
     Taxes other than income taxes...........      977        972
     Depreciation, depletion,
       amortization, and retirements
       and abandonments......................      450        459
     Interest expense:
       Affiliates............................      123          -
       Other.................................       42         34
         Total costs and expenses............    6,149      5,604

   Income before income taxes................      590        532

   Income taxes..............................      144        155

   Net income................................  $   446    $   377







                                       2.

   Condensed Consolidated Statement of Financial Position
   (millions of dollars)

                                                   March 31,      Dec. 31,
                                                     1995           1994

                                ASSETS
   Current Assets:
     Cash......................................    $   110        $   134
     Marketable securities--at cost............      1,181          1,104
     Accounts and notes receivable (less
       allowances of $18 at March 31, 1995,
       and $19 at December 31, 1994)...........      2,683          2,763
     Inventories...............................        840            836
     Prepaid expenses and income taxes.........        575            562
       Total current assets....................      5,389          5,399

   Investments and Other Assets:
     Affiliates................................        796            171
     Other.....................................      1,008            914
                                                     1,804          1,085
   Properties--at cost, less accumulated
     depreciation, depletion and amortization
     of $21,895 at March 31, 1995, and
     $21,882 at December 31, 1994 (The
     successful efforts method of accounting is
     followed for costs incurred in oil and gas
     producing activities).....................     18,076         18,065
       Total assets............................    $25,269        $24,549

            LIABILITIES AND SHAREHOLDER'S EQUITY
   Current Liabilities:
     Current portion of long-term obligations..    $    24        $    24
     Short-term obligations....................        208            112
     Accounts payable..........................      1,918          2,217
     Accrued liabilities.......................      1,072          1,124
     Taxes payable (including income taxes)....        446            665
       Total current liabilities...............      3,668          4,142

   Long-Term Debt:
     Affiliates................................      4,715          4,104
     Other debt................................      2,128          2,086
                                                     6,843          6,190
   Deferred Credits and Other Non-Current
     Liabilities:
     Income taxes..............................      2,484          2,413
     Other.....................................      2,168          2,171
                                                     4,652          4,584
   Minority interest...........................          6              5
   Shareholder's Equity........................     10,100          9,628
       Total liabilities and shareholder's
         equity................................    $25,269        $24,549

                                       3.

   Condensed Consolidated Statement of Cash Flows
   (millions of dollars)
                                                          Three Months Ended
                                                              March 31,
                                                           1995       1994


   Cash Flows From Operating Activities:
     Net income.......................................    $  446     $  377
       Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation, depletion, amortization, and
          retirements and abandonments................       450        459
        Other.........................................      (543)      (308)
         Net cash provided by operating activities....       353        528


   Cash Flows From Investing Activities:
     Capital expenditures.............................      (434)      (414)
     Proceeds from dispositions of property and
       other assets...................................        39         59
     Other............................................       (35)        (8)
         Net cash used in investing activities........      (430)      (363)


   Cash Flows From Financing Activities:
     New long-term obligations........................        48         65
     Repayment of long-term obligations...............       (14)       (15)
     Increase (decrease) in short-term obligations....        96       (249)
         Net cash used in financing activities........       130       (199)


   Increase (decrease) in Cash & Marketable Securities        53        (34)
   Cash and Marketable Securities-Beginning of
     Period...........................................     1,238        582
   Cash and Marketable Securities-End of Period.......    $1,291     $  548














                                       4.

   Basis of Financial Statement Preparation

   Amoco Company (the "Company") is a wholly owned subsidiary of Amoco Corporation, an Indiana corporation ("Amoco"), and is the holding company for substantially all petroleum and chemical operations except Amoco Canada Petroleum Company Ltd. ("Amoco Canada"). Amoco guarantees the outstanding public debt obligations of the Company.

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

   Item 2.  Management's Narrative Analysis of Results of Operations

   Results of Operations

   The Company earned $446 million for the first three months of 1995, compared with $377 million for the first three months of 1994. The increase in earnings reflects strong chemical earnings, resulting from higher volumes and margins in major product lines. Exploration and production earnings improved primarily reflecting higher crude oil prices, which in the United States averaged about $3.70 per barrel above last year's level. Partly offsetting were lower petroleum products earnings attributable to lower refined product margins.

   Sales and other operating revenues totaled $5.8 billion for the first three months of 1995, 11 percent higher than the $5.3 billion reported in the corresponding 1994 period. Chemical revenues were higher as a result of improved volumes and prices for major product lines. Crude oil and refined product revenues were up 21 percent and 8 percent, respectively, primarily reflecting higher prices. Partly offsetting were lower natural gas revenues, down 15 percent due to lower prices.

   Purchases of crude oil, natural gas, petroleum products and merchandise totaled $3 billion for the first three months of 1995, 17 percent higher than 1994's first three months, primarily attributable to higher crude oil and refined product purchase prices and volumes, and increased chemical purchases.

   Operating expenses totaled $1 billion for the first quarter of 1995, slightly below the corresponding 1994 period, reflecting lower oil and gas production costs offset by increased activity in chemical operations. Petroleum exploration expenses of $99 million in the first three months of 1995 were 5 percent below the corresponding prior-year period, mainly
   attributable  to  lower   dry  hole   costs  overseas.       Selling   and

                                       5.
   administrative expenses of $434 million for the first three months of 1995 were below the 1994 first-quarter expenses, primarily resulting from cost savings from restructuring efforts, partially offset by unfavorable currency effects.

   Interest expense was $131 million higher during the first three months of 1995 compared with the like 1994 period, primarily due to interest on intercompany notes from affiliates. The higher interest expense with affiliates reflects the 1994 transfer of 95 percent ownership of certain European chemical operations to Amoco Corporation.

   Outlook

   The Company and the oil industry will continue to be affected by the price volatility of crude oil and natural gas. Also affecting chemical and petroleum products activities are crude oil prices and the overall industry product supply and demand balance. The Company's future performance is expected to be impacted by its new organizational structure and associated savings, ongoing cost reduction programs, the divestment of marginal properties and underperforming assets, application of new technologies and new governmental regulation. Amoco's exploration efforts will continue to target those areas that offer the most potential. Amoco will also pursue areas that capitalize on its natural gas resources, and continue to develop its international chemical business.

   Restructuring

   In July 1994, Amoco Corporation announced that its organizational structure was being changed into 17 business groups with a shared services organization providing support services. In conjunction with the restructuring, an after-tax charge of $256 million was accrued in the second quarter of 1994 by Amoco. Selling and administrative expenses for that period included charges of $225 million ($146 million after-tax) related to employee-termination costs associated with the severance of approximately 3,800 employees expected to occur by year-end 1995. Since July of last year, charges against Amoco's accrual totaled $115 million ($75 million after-tax). As of March 31, 1995, the accrual balance for Amoco associated with restructuring was $110 million ($71 million after-
   tax), which was considered adequate for all future severances and other related activities to which Amoco has committed. Amoco Corporation's first-quarter 1995 earnings reflected before-tax savings of approximately $100 million in employment costs and other costs resulting from the Corporation's restructuring effort.

   Amoco's second-quarter 1994 accrual also included charges in operating expenses of $169 million ($110 million after-tax) related to a reduction in carrying value of assets that will be divested. Disposition of these assets, including a hazardous-waste incineration facility, will not have a material effect on revenues, depreciation or income.

   Additional restructuring costs totaling approximately $200 million after-tax are expected to be incurred by Amoco through 1996, representing costs

                                       6.
   for system redesign, relocations, work force consolidation and development of new processes in support of the restructuring. Costs incurred by Amoco, primarily for system development and redesign, totaled $17 million after-tax in the first quarter of 1995.

   Liquidity and Capital Resources

   Cash flows from operating activities amounted to $353 million in the first three months of 1995 compared with $528 million in the comparable 1994 period. Working capital totaled $1,721 million at March 31, 1995, up from $1,257 million at year-end 1994. Consequently, the Company's current ratio increased to 1.47 to 1 at March 31, 1995, from 1.30 to 1 at year-end 1994. As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operating capability or flexibility since the Company has ready access to both short-term and long-term debt markets.

   The Company's ratio of debt to debt-plus-equity on outstanding public obligations was 18.9 percent at March 31, 1995, compared with 18.8 percent at year-end 1994. Including debt with affiliates, the ratio was 41.2 percent at March 31, 1995, and 39.6 percent at year-end 1994. The ratio of earnings to fixed charges on outstanding public obligations was 13.8 to 1 for 1995's first three months compared with 20.4 to 1 for the year ended December 31, 1994.

   The Company believes its strong financial position will permit it to finance business needs and opportunities in an orderly manner. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission to permit ready access to capital markets.

   Capital and exploration expenditures totaled $533 million for the first three months of 1995 compared to the $519 million spent during the same period of 1994.

   The Company has provided in its accounts for the reasonably estimable future costs of probable environmental remediation obligations relating to various oil and gas operations, refining and marketing sites and chemical locations, including multiparty sites at which the Company and certain of its subsidiaries have been identified as potentially responsible parties by the U.S. Environmental Protection Agency. Such estimated costs will be refined over time as remedial requirements and regulations become better defined. However, any additional environmental costs cannot be reasonably estimated at this time due to uncertainty of timing, the magnitude of contamination, future technology, regulatory changes and other factors. Although future costs could have a significant effect on the results of operations in any one period, they are not expected to be material in relation to the Company's liquidity or consolidated financial position. In total, the accrued liability represents a reasonable best estimate of the Company's remediation liability.



                                       7.

                           PART II--OTHER INFORMATION

   Item 1.  Legal Proceedings
   Reference is made to the description of legal proceedings in Part I, Item 3 of the Company's 1994 Annual Report on Form 10-K.

   With  respect to  the contest  of the  Internal Revenue  Service statutory
   Notice  of Deficiency,  trial on  the matter was  held in  April 1995.   A
   decision is not expected until 1996.

   Eleven proceedings instituted by governmental authorities are pending or known to be contemplated against the Company and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations. The Company estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $5.4 million.

   The Company has various other suits and claims pending against it among which are several class actions for substantial monetary damages which in the Company's opinion are not meritorious. While it is impossible to estimate with certainty the ultimate legal and financial liability in respect to these other suits and claims, the Company believes that, while the aggregate amount could be significant, it will not be material in relation to its liquidity or its consolidated financial position.

   Item 2.  Changes in Securities
   Not applicable.

   Item 3.  Defaults upon Senior Securities
   Not applicable.

   Item 4.  Submission of Matters to a Vote of Security Holders
   Not applicable.













                                       8.

   Item 5.  Other Information
   Amoco  Argentina  Oil  Company   ("Amoco  Argentina")  is  a  wholly-owned
   subsidiary of Amoco International Petroleum Company, which is an indirect wholly-owned subsidiary of Amoco Company. Summarized financial data for Amoco Argentina are shown below.
                                                    Three Months
                                                   Ended March 31,
                                                   1995        1994
                                               (millions of dollars)
   Revenues...............................       $   61      $   42
   Net income.............................       $   24      $   18


                                                March 31,   Dec. 31,
                                                   1995        1994
                                               (millions of dollars)
   Current assets.........................       $  108      $   97
   Total assets...........................       $  379      $  349
   Current liabilities....................       $   58      $   58
   Non-current liabilities................       $  106      $  100
   Shareholder's equity...................       $  215      $  191



   Item 6.  Exhibits and Reports on Form 8-K
   (a)  Exhibits

                                                               Sequentially
        Exhibit                                                   Numbered
        Number                                                      Page

          12 Statement Setting Forth Computation of Ratio of Earnings to Fixed Charges.

          27     Financial Data Schedule.

   (b) A current report on Form 8-K dated April 5, 1995, was filed, to incorporate by reference summarized financial data for Amoco Argentina Oil Company, included in Note 22 of Amoco Corporation's
        Consolidated Financial Statements.










                                      9.

                                   Signature

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        Amoco Company
                                                         (Registrant)


   Date: May 12, 1995

                                              J. R. Reid
                                              J. R. Reid
                                              Vice President and Controller
                                              (Duly Authorized and Chief
                                               Accounting Officer)




























                                      10.