Form 10-Q
period 1995-06-30
AMOCO CO
filed 1995-08-11
CIK 766916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1995 or

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

  Number of shares outstanding as of June 30, 1995--100.

  Registrant meets the conditions set forth in General  Instructions H(1)(a)
  and   (b)  of Form  10-Q and is  therefore filing  this form  with reduced disclosure format.


                                       1.

                         PART I--FINANCIAL INFORMATION


  Item 1.  Financial Statements

  Condensed Consolidated Statement of Income
  (millions of dollars)
                                       Three Months          Six Months
                                           Ended                Ended
                                          June 30,             June 30,
                                      1995       1994      1995      1994
  Revenues:
    Sales and other operating
      revenues..................... $ 6,269    $ 6,050   $12,078   $11,301
    Consumer excise taxes..........     835        871     1,643     1,670
    Other income...................      91        476       213       562
      Total revenues...............   7,195      7,397    13,934    13,533

  Costs and Expenses:
    Purchased crude oil, natural
      gas, petroleum products and
      merchandise..................   3,375      3,221     6,398     5,804
    Operating expenses.............     966      1,092     1,967     2,098
    Petroleum exploration expenses,
      including exploratory dry
      holes........................     103        151       202       256
    Selling and administrative
      expenses.....................     438        502       872       947
    Taxes other than income taxes..     986      1,059     1,963     2,031
    Depreciation, depletion,
      amortization, and retirements
      and abandonments.............     442        469       892       928
    Interest expense:
      Affiliates...................     125          -       248         -
      Other........................      54         28        96        62
      Total costs and expenses.....   6,489      6,522    12,638    12,126

  Income before income taxes.......     706        875     1,296     1,407

  Income taxes.....................     204        314       348       469

  Net income....................... $   502    $   561   $   948   $   938




                                       2.

  Condensed Consolidated Statement of Financial Position
  (millions of dollars)
                                                  June 30,       Dec. 31,
                                                    1995          1994
                            ASSETS
  Current Assets:
    Cash......................................    $    94        $   134
    Marketable securities--at cost............        541          1,104
    Accounts and notes receivable (less
      allowances of $18 at June 30, 1995, and
      $19 at December 31, 1994)...............      2,434          2,763
    Inventories...............................        932            836
    Prepaid expenses and income taxes.........        551            562
      Total current assets....................      4,552          5,399

  Investments and Other Assets:
     Affiliates...............................      1,199            171
     Other....................................      1,243            914
                                                    2,442          1,085

  Properties--at cost, less accumulated
    depreciation, depletion and amortization
    of $22,272 at June 30, 1995, and $21,882
    at December 31, 1994 (The successful
    efforts method of accounting is followed
    for costs incurred in oil and gas
    producing activities).....................     18,200         18,065
      Total assets............................    $25,194        $24,549

           LIABILITIES AND SHAREHOLDER'S EQUITY
  Current Liabilities:
    Current portion of long-term obligations..    $    24        $    24
    Short-term obligations....................        136            112
    Accounts payable..........................      2,050          2,217
    Accrued liabilities.......................      1,008          1,124
    Taxes payable (including income taxes)....        164            665
      Total current liabilities...............      3,382          4,142

  Long-Term Debt:
    Affiliates................................      4,715          4,104
    Other debt................................      2,129          2,086
                                                    6,844          6,190

  Deferred Credits and Other Non-Current Liabilities:
    Income taxes..............................      2,510          2,413
    Other.....................................      2,178          2,171
                                                    4,688          4,584
  Minority Interest...........................          7              5
  Shareholder's Equity........................     10,273          9,628
      Total liabilities and shareholder's
        equity................................    $25,194        $24,549


                                       3.

  Condensed Consolidated Statement of Cash Flows
  (millions of dollars)
                                                       Six Months Ended
                                                            June 30,
                                                        1995      1994


  Cash Flows From Operating Activities:
    Net income....................................     $  948    $  938
      Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation, depletion, amortization, and
         retirements and abandonments.............        892       928
       Other......................................       (573)     (670)
        Net cash provided by operating activities       1,267     1,196


  Cash Flows From Investing Activities:
    Capital expenditures..........................     (1,115)     (919)
    Proceeds from dispositions of property and
      other assets................................         59       109
    Other.........................................       (540)        7
        Net cash used in investing activities.....     (1,596)     (803)


  Cash Flows From Financing Activities:
    New long-term obligations.....................         72       144
    Repayment of long-term obligations............        (38)      (38)
    Distributions to Amoco Corporation............       (332)     (338)
    Increase (decrease) in short-term obligations.         24      (328)
        Net cash used in financing activities.....       (274)     (560)


  Decrease in Cash and Marketable Securities......       (603)     (167)
  Cash and Marketable Securities-Beginning of
    Period........................................      1,238       582
  Cash and Marketable Securities-End of Period....     $  635    $  415



                                       4.

  Basis of Financial Statement Preparation

  Amoco Company (the "Company") is a wholly owned subsidiary of Amoco Corporation, an Indiana corporation ("Amoco"), and is the holding company for substantially all petroleum and chemical operations except Amoco Canada Petroleum Company Ltd. ("Amoco Canada"). Amoco guarantees the outstanding public debt obligations of the Company. The Company and Amoco guarantee the outstanding public notes and debentures of Amoco Canada, except for the 7 3/8 percent Subordinated Exchangeable Debentures.

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

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which will require the Company to change its method of accounting for the impairment of value of long-lived assets. The Company has not fully evaluated the effect of this change in accounting method, but the effect could be material to income in the quarter of adoption. Implementation of SFAS No. 121 will occur no later than the quarter ending March 31, 1996.


  Item 2.  Management's Narrative Analysis of Results of Operations

  Results of Operations

  The Company earned $948 million for the first six months of 1995, compared with $938 million for the first six months of 1994. Included in 1994 results were second-quarter restructuring charges of $149 million after tax. Of this amount, $51 million related to costs directly associated with severances of employees expected to occur by year-end 1995. The remaining $98 million was attributable to various facility closings and asset dispositions. The 1994 results also included second-quarter after-tax benefits of $270 million relating to final settlements with the Internal Revenue Service ("IRS") involving crude oil excise taxes ("COET") in the 1980s.

  On an adjusted basis, net income for the first six months of 1995 increased $131 million above 1994's earnings, primarily reflecting higher chemical earnings and improved overseas exploration and production ("E&P") earnings. Higher volumes and margins across most product lines contributed to the strong chemical earnings. Overseas E&P earnings benefited from higher crude oil prices and lower exploration and other expenses.

                                       5.

  Partially offsetting were lower U.S. E&P earnings, reflecting lower natural gas prices, and lower petroleum product results attributable to lower refined product margins and higher refinery maintenance expense.

  Earnings for the second quarter of 1995 were $502 million compared with $561 million for the second quarter of 1994. Results for the 1994 second quarter included the previously mentioned $149 million restructuring charges and the $270 million favorable COET settlement. Adjusting for these items, second-quarter 1995 earnings were $62 million higher than last year's second quarter. The increase was attributable to improved chemical earnings on the strength of higher volumes and margins in major product lines and higher overseas E&P earnings primarily related to higher crude oil prices and lower exploration and other expenses. Partially offsetting was lower U.S. E&P earnings reflecting lower natural gas prices.

  Sales and other operating revenues totaled $12.1 billion for the first six months of 1995, above the $11.3 billion reported in the corresponding 1994 period. Chemical revenues increased 17 percent reflecting higher volumes and prices for major product lines. Depressed natural gas prices lowered natural gas revenues by 15 percent. Second-quarter 1995 sales and other operating revenues of $6.3 billion increased 4 percent over the $6.0 billion reported in 1994's second quarter. Chemical revenues improved 15 percent due to increased volumes and prices while crude oil revenues decreased 20 percent due to lower volumes. Natural gas revenues decreased 15 percent primarily due to lower prices.

  Other income for the first six months and second quarter of 1995 decreased due to the absence of the 1994 COET settlement of approximately $400 million.

  Purchases of crude oil, natural gas, petroleum products and merchandise totaled $6.4 billion for the first six months of 1995, 10 percent higher than 1994's first six months, primarily attributable to higher purchase prices and volumes for refined products, higher prices for crude oil purchases and higher chemical purchases due to increased chemical activity.

  Operating expenses totaled $2.0 billion for the first six months of 1995, compared with $2.1 billion for the corresponding 1994 period. Second-quarter 1994 included restructuring charges of $150 million related to various facility closings and asset dispositions. Exclusive of that charge, first six-month operating expenses for 1995 were essentially level with the comparable 1994 period, as expense reductions related to restructuring efforts were offset by higher refinery expenses, reflecting planned and unplanned maintenance, an increase in chemical manufacturing expenses and inflation.

  Petroleum exploration expenses of $202 million in the first six months of 1995 and $103 million in the second quarter of 1995 decreased 21 percent and 32 percent, respectively, compared with prior-year periods. The decrease in both periods was mainly attributable to lower overseas dry hole costs of approximately $50 million.

                                       6.

  Selling and administrative expenses for the first six months and second quarter of 1995 increased slightly compared with prior-year periods, after adjusting for the second-quarter 1994 restructuring charges related to severance costs of $79 million.

  Interest expense was $282 million higher during the first six months of 1995 and $151 million for the second quarter of 1995 compared with the like 1994 periods, due to interest on intercompany notes from affiliates. The higher interest expense with affiliates reflects the 1994 transfer of 95 percent ownership of certain European chemical operations to Amoco Corporation.

  Outlook

  The Company and the oil industry will continue to be affected by the volatility of crude oil and natural gas prices. Also affecting chemical and petroleum product activities are the overall industry product supply and demand balance. The Company's future performance is expected to be impacted by its organizational structure announced in July 1994, and associated savings, ongoing cost reduction programs, the divestment of marginal properties and underperforming assets, application of new technologies and new governmental regulation. The Company's exploration efforts will continue to target those areas that offer the most potential, especially overseas. Amoco will also pursue areas that capitalize on its natural gas resources and continue to develop internationally. Amoco recently announced it is expanding its chemical operations in the Far East and entering gasoline marketing operations in Central Europe.

  Restructuring

  In July 1994, Amoco Corporation announced that its organizational structure was being changed into 17 business groups with a shared services organization providing support services. In conjunction with the restructuring, an after-tax charge of $256 million was accrued in the second quarter of 1994. Selling and administrative expenses for that period included charges of $225 million ($146 million after-tax) related to employee-termination costs associated with the severance of approximately 3,800 employees expected to occur by year-end 1995. Since July of last year, charges against the accrual totaled $128 million ($83 million after-tax). As of June 30, 1995, the accrual balance associated with restructuring was $97 million ($63 million after-tax), which was considered adequate for all future severances and other related activities to which Amoco has committed. First six-month 1995 earnings reflected before-tax savings of approximately $200 million in employment costs and other costs resulting from Amoco's restructuring effort.

  The second-quarter 1994 accrual also included charges in operating expenses of $169 million ($110 million after-tax) related to a reduction in carrying value of assets that were to be divested. The sale of a hazardous-waste incineration facility in Kimball, Nebraska has been completed. Disposition of these assets, including the hazardous-waste incineration facility, will not have a material effect on revenues,

                                       7.
  depreciation or income.

  Additional restructuring costs totaling approximately $200 million after-tax are expected to be incurred from July 1994 through 1996, representing costs for system redesign, relocations, work force consolidation and development of new processes in support of the restructuring. Costs incurred, primarily for system development and redesign, totaled approximately $40 million after-tax in the first six months of 1995.


  Liquidity and Capital Resources

  Cash flows from operating activities amounted to $1,267 million in the first six months of 1995 compared with $1,196 million in the comparable 1994 period. Working capital totaled $1,170 million at June 30, 1995 as compared with $1,257 million at year-end 1994. The Company's current ratio was 1.35 to 1 at June 30, 1995 and 1.30 to 1 at year-end 1994. As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operating capability or flexibility since the Company has ready access to both short-term and long-term debt markets.

  The Company's ratio of debt to debt-plus-equity on public obligations  was
  18.2 percent at June 30, 1995, compared with 18.8 percent at year-end 1994. Including debt with affiliates, the ratio was 40.5 percent at June 30, 1995, and 39.6 percent at year-end 1994. The ratio of earnings to fixed charges on outstanding public obligations was 12.9 to 1 for 1995's first six months compared with 20.4 to 1 for the year ended December 31, 1994.

  Amoco announced on April 25, 1995, that it planned to purchase up to 8.9 million shares of its common stock in excess of amounts needed for benefit plan purposes. As of June 30, 1995, approximately 6 million shares had been purchased at a cost of $405 million. Through July 31, 1995, 8.9 million shares were repurchased at a cost of $601 million, completing the stock repurchase program.

  Investments in affiliates totaled $1,199 million at June 30, 1995. The investments reflect the Company's remaining interest in certain European chemical operations, of which 95 percent ownership was transferred to Amoco Corporation in 1994. Also reflected were the Company's purchases of Amoco stock.

  The Company believes that its strong financial position will permit it to finance business needs and opportunities in an orderly manner. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission ("SEC") to permit ready access to capital markets.

  Capital and exploration expenditures totaled $1,317 million for the first six months of 1995 compared to the $1,175 million spent during the same

                                       8.
  period of 1994.

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


                           PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings
  Reference is made to the description of legal proceedings in Part I, Item 3 of the Company's 1994 Annual Report on Form 10-K and Part II, Item 1 of the Company's Report on Form 10-Q for the quarterly period ended March 31, 1995.

  Thirteen proceedings instituted by governmental authorities are pending or known to be contemplated against the Company and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations. The Company estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $5.2 million.

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

  Item 2.  Changes in Securities
  Not applicable.

  Item 3.  Defaults upon Senior Securities
  Not applicable.

  Item 4.  Submission of Matters to a Vote of Security Holders
  Not applicable.

                                       9.

  Item 5.  Other Information
      Amoco Argentina Oil Company ("Amoco Argentina") is a wholly owned subsidiary of Amoco International Petroleum Company, which is an indirect wholly owned subsidiary of the Company. Summarized financial data for Amoco Argentina are presented below.

                                       Three Months       Six Months
                                          Ended              Ended
                                         June 30,            June 30,
                                      1995      1994      1995      1994
                                             (millions of dollars)
      Revenues...................   $    61   $    38   $   122   $    80
      Net income.................   $    20   $    20   $    44   $    38

                                               June 30,    Dec. 31,
                                                 1995        1994
                                              (millions of dollars)
      Current assets........................   $   113     $    97
      Total assets..........................   $   398     $   349
      Current liabilities...................   $    60     $    58
      Non-current liabilities...............   $   103     $   100
      Shareholder's equity..................   $   235     $   191


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


  Date: August 11, 1995

                                             J. R. Reid
                                             J. R. Reid
                                             Vice President and Controller
                                             (Duly Authorized and Chief
                                              Accounting Officer)





















                                      11.