Form 10-Q
period 1995-09-30
AMOCO CO
filed 1995-11-13
CIK 766916

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1995 or

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

Number of shares outstanding as of September 30, 1995--100.

Registrant   meets  the  conditions  set  forth  in   General
Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statement of Income
(millions of dollars)
                                      Three Months     Nine Months
                                         Ended            Ended
                                     September 30,    September 30,
                                     1995     1994      1995    1994

Revenues:
 Sales and other operating
   revenues.....................   $ 6,076   $ 6,201  $18,154  $17,502
 Consumer excise taxes..........       859       883    2,502   2,553
 Other income...................       127       120      340      682
   Total revenues...............     7,062     7,204   20,996   20,737

Costs and Expenses:
 Purchased crude oil, natural
   gas, petroleum products and
   merchandise..................     3,097     3,335    9,495   9,139
 Operating expenses.............       988     1,002    2,955   3,100
 Petroleum exploration expenses,
   including exploratory dry
   holes........................       105       109      307     365
 Selling and administrative
   expenses.....................       402       479    1,274   1,426
 Taxes other than income taxes..     1,023     1,046    2,986   3,077
 Depreciation, depletion,
   amortization, and retirements
   and abandonments.............       455       495    1,347   1,423
 Interest expense:
   Affiliates...................       126         -      374       -
   Other........................        42        22      138       84
   Total costs and expenses.....     6,238     6,488   18,876   18,614

Income before income taxes......       824       716    2,120   2,123

Income taxes....................       218       228      566      697

Net income......................   $   606   $   488  $ 1,554  $ 1,426

Condensed Consolidated Statement of Financial Position
(millions of dollars)
                                            Sept. 30,  Dec. 31,
                                              1995       1994
                 ASSETS
Current Assets:
 Cash....................................   $   116    $   134
 Marketable securities--at cost..........       456      1,104
 Accounts and notes receivable (less
   allowances of $18 at September 30,
1995,
   and $19 at December 31, 1994).........     2,943      2,763
 Inventories.............................       983        836
 Prepaid expenses and income taxes.......       664        562
   Total current assets..................     5,162      5,399

Investments and Other Assets:
 Affiliates..............................     1,397        171
 Other...................................     1,301        914
                                              2,698      1,085
Properties--at cost, less accumulated
 depreciation, depletion and amorti-
 zation of $22,637 at September 30, 1995,
 and $21,882 at December 31, 1994 (The
 successful efforts method of accounting
 is followed for costs incurred in oil
 and gas producing activities)...........    18,574     18,065
   Total assets..........................   $26,434    $24,549

  LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Current portion of long-term obligations   $    24    $    24
 Short-term obligations..................       166        112
 Accounts payable........................     2,054      2,217
 Accrued liabilities.....................     1,010      1,124
 Taxes payable (including income taxes)..       713        665
   Total current liabilities.............     3,967      4,142

Long-Term Debt:
 Affiliates..............................     4,715      4,104
 Other debt..............................     2,204      2,086
                                              6,919      6,190
Deferred Credits and Other Non-Current
 Liabilities:
 Income taxes............................     2,627      2,413
 Other...................................     2,038      2,171
                                              4,665      4,584
 Minority Interest.......................        10          5
 Shareholder's Equity....................    10,873      9,628
   Total liabilities and shareholder's
     equity..............................   $26,434    $24,549

Condensed Consolidated Statement of Cash Flows
(millions of dollars)
                                                   Nine Months Ended
                                                      September 30,
                                                    1995       1994
Cash Flows from Operating Activities:
  Net income...................................    $ 1,554    $ 1,426
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation, depletion, amortization,
        and retirement and abandonments........      1,347      1,423
      Other....................................       (799)      (232)
      Net cash provided by operating
          activities...........................      2,102      2,617

Cash Flows From Investing Activities:
  Capital expenditures.........................     (1,964)    (1,427)
  Proceeds from dispositions of property and
    other assets...............................        111        143
  Other........................................       (756)       (15)
      Net cash used in investing activities....     (2,609)    (1,299)

Cash Flows From Financing Activities:
  New long-term obligations....................        230        171
  Repayment of long-term obligations...........       (112)       (46)
  Distributions to Amoco Corporation...........       (332)      (338)
  Increase (decrease) in short-term obligations         55       (652)
      Net cash used in financing activities....       (159)      (865)

(Decrease) increase in Cash and Marketable
  Securities...................................       (666)       453
Cash and Marketable Securities-Beginning of
  Period.......................................      1,238        582
Cash and Marketable Securities-End of Period...    $   572    $ 1,035

Basis of Financial Statement Preparation

Amoco Company (the "Company") is a wholly owned subsidiary of Amoco Corporation, an Indiana corporation ("Amoco"), and is the holding company for substantially all petroleum and chemical operations except Amoco Canada Petroleum Company Ltd. ("Amoco Canada"). Amoco guarantees the outstanding public debt obligations of the Company. The Company and Amoco guarantee the outstanding public notes and debentures of Amoco Canada.

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


Item  2.   Management's  Narrative  Analysis  of  Results  of
Operations

Results of Operations

The Company earned $1,554 million for the first nine months of 1995, compared with $1,426 million for the first nine months of 1994. Included in 1994 results were after-tax environmental charges of $32 million and restructuring charges of $149 million after tax. Of this latter amount, $51 million related to costs directly associated with severances of employees expected to occur by year-end 1995. The remaining $98 million was attributable to various facility closings and asset dispositions. The 1994 results also included after-tax benefits of $270 million relating to final settlements with the Internal Revenue Service ("IRS") involving crude oil excise taxes ("COET") in the 1980s.

On an adjusted basis, net income for the first nine months of 1995 increased $217 million above 1994's earnings, primarily reflecting higher chemical earnings and improved overseas exploration and production ("E&P") earnings. Higher volumes and margins across most product lines contributed to the strong chemical earnings. Overseas E&P earnings benefited from higher crude oil prices and lower exploration and other expenses. Partially offsetting were lower U.S. E&P earnings, reflecting lower natural gas prices, and lower petroleum product results attributable to lower refined product margins, higher refinery maintenance expense and increased marketing activity-related expenses.

Earnings for the third quarter of 1995 were $606 million compared with $488 million for the third quarter of 1994. The increase was attributable to improved chemical earnings on the strength of higher margins for most product lines and higher overseas E&P earnings primarily related to higher crude oil prices and lower exploration and other expenses.

Sales and other operating revenues totaled $18.2 billion for the first nine months of 1995, above the $17.5 billion reported in the corresponding 1994 period. Chemical revenues increased 15 percent reflecting higher volumes and prices for most product lines. Depressed natural gas prices lowered natural gas revenues by 12 percent. Third-quarter 1995 sales and other operating revenues of $6.1 billion decreased slightly from 1994's third quarter revenues of $6.2 billion. Crude oil revenues decreased 20 percent due to lower volumes. Offsetting was an improvement in chemical revenues of 10 percent, resulting from higher prices for most products.

Other income for the first nine months 1995 decreased due to the absence of the 1994 COET settlement of approximately $400 million.

Operating expenses totaled $3 billion for the first nine months of 1995, compared with $3.1 billion for the corresponding 1994 period. Included in the 1994 period were restructuring charges of $150 million related to various facility closings and asset dispositions. Exclusive of that charge, first nine-month operating expenses for 1995 were essentially level with the comparable 1994 period, as expense reductions related to restructuring efforts were offset by higher refinery expenses, reflecting planned and unplanned maintenance, and an increase in chemical manufacturing expenses.

Petroleum exploration expenses of $307 million in the first nine months of 1995 decreased 16 percent compared with the prior-year period. The decrease was mainly attributable to lower overseas dry hole costs of approximately $50 million.

Selling and administrative expenses for the first nine months of 1995 decreased 5 percent compared with the prior-year period, after adjusting for the 1994 restructuring charges related to severance costs of $79 million. Third quarter, 1995 selling and administrative expenses decreased 16 percent from third quarter 1994 reflecting expense reductions related to restructuring efforts and favorable currency effects.

Interest  expense  was $428 million higher during  the  first nine months of 1995 and $146 million higher for the third quarter of 1995 compared with 1994, due to interest on intercompany notes from affiliates. The higher interest expense with affiliates reflects the 1994 transfer of 95 percent ownership of certain European chemical operations to Amoco Corporation.

Outlook

The Company and the oil industry will continue to be affected by the volatility of crude oil and natural gas prices. Affecting chemical and petroleum product activities are the overall industry product supply and demand balance. The Company's future performance is expected to continue to be impacted by its organizational structure announced in July 1994 and associated savings; ongoing cost reduction programs; the divestment of marginal properties and underperforming assets; application of new technologies; and new governmental regulation.

The Company's E&P exploration efforts will continue to target those areas that offer the most potential. Amoco will pursue areas that capitalize on its natural gas resources and continue to develop internationally. The Company's petroleum products marketing strategy will continue to emphasize brand product quality and to grow in the convenience retail business. The Company is also expanding marketing operations in Central Europe and Mexico. In order to meet expected growth in purified terephthalic acid ("PTA") demand, the Company's chemical segment is expanding its PTA operations in the United States, Europe and the Asia-Pacific region.

Amoco announced plans to sell the Amoco Motor Club to the Signature Group, a wholly owned subsidiary of Montgomery Ward, and a provider of auto club services to members across the country.

On October 10, 1995, Amoco and Shell Oil Company ("Shell") announced plans to form a limited partnership combining exploration and production assets in the greater Permian Basin area of west Texas and southeast New Mexico. The plan calls for ownership in the new company to be 65 percent Amoco and 35 percent Shell, based on the relative value of assets contributed, and is contingent on the successful completion of ongoing discussions regarding design, management and operation of the company. Start up of the partnership is expected by mid-1996. In this area, Amoco and Shell employ about 1,300 people operating 12,000 area wells that produce approximately 210,000 gross barrels of crude oil and 250 million gross cubic feet per day ("mmcfd") of natural gas. These operations also include plants that process more than 400 mmcfd of natural gas and yield about 33,000 barrels per day of natural gas liquids.

On November 2, 1995, Amoco announced it is negotiating with Albemarle Corporation ("Albemarle") on an exclusive basis for acquisition of Albemarle's olefins and related businesses.
No final agreement has been reached.

Restructuring

In July 1994, Amoco Corporation announced that its organizational structure was being changed into 17 business groups with a shared services organization providing support services. In conjunction with the restructuring, an after-tax charge of $256 million was accrued in the second quarter of 1994. Selling and administrative expenses for that period included charges of $225 million ($146 million after-tax) related to employee-termination costs associated with the severance of approximately 3,800 employees expected to occur by year-end 1995. Since July of last year, charges against the accrual totaled $137 million ($89 million after-tax). As of September 30, 1995, the accrual balance associated with restructuring was $88 million ($57 million after-tax), which was considered adequate for all future severances and other related activities to which the Corporation has committed. First nine-month 1995 earnings reflected before-tax savings of more than $350 million in employment costs and other costs resulting from the Corporation's restructuring effort.

The second-quarter 1994 accrual also included charges in operating expenses of $169 million ($110 million after-tax) related to a reduction in carrying value of assets that were to be divested. Disposition of these assets, including the recently completed sale of a hazardous-waste incineration facility, will not have a material effect on revenues, depreciation or income.

At the time of the July 1994 restructuring announcement, additional restructuring costs totaling approximately $200 million after-tax were expected to be incurred. These restructuring costs represent charges for system redesign, relocations, work force consolidation and development of new processes in support of the restructuring. Since July, 1994, costs incurred, primarily for system development and redesign, totaled approximately $70 million after-tax.



Liquidity and Capital Resources

Cash flows from operating activities amounted to $2,102 million in the first nine months of 1995 compared with $2,617 million in the comparable 1994 period. Working capital totaled $1,195 million at September 30, 1995, compared with $1,257 million at year-end 1994. The Company's current ratio was 1.30 to 1 at September 30, 1995 and at year-end 1994. As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operating capability or flexibility since the Company has ready access to both short-term and long-term debt markets.

The Company's ratio of debt to debt-plus-equity on public obligations was 18 percent at September 30, 1995, compared with 18.8 percent at year-end 1994. Including debt with affiliates, the ratio was 39.5 percent at September 30, 1995, and 39.6 percent at year-end 1994. The ratio of earnings to fixed charges on outstanding public obligations was 13.3 to 1 for 1995's first nine months compared with 20.4 to 1 for the year ended December 31, 1994.

Amoco announced on April 25, 1995, that it planned to purchase up to 8.9 million shares of its common stock in excess of amounts needed for benefit plan purposes. Through July 31, 1995, 8.9 million shares were acquired by the Company at a cost of $601 million, completing the stock repurchase program. Cash Flows from Investing Activities - Other reflect the effects of the repurchase program.

Investments in affiliates totaled $1,397 million at September 30, 1995. The investments reflect the Company's remaining interest in certain European chemical operations, of which 95 percent ownership was transferred to Amoco Corporation in 1994. Also reflected were the Company's purchases of Amoco Corporation common stock.

The Company believes that its strong financial position will permit it to finance business needs and opportunities in an orderly manner. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission ("SEC") to permit ready access to capital markets. Amoco Argentina Oil Company ("Amoco Argentina"), an indirect wholly owned subsidiary of the Company, filed a shelf registration with the SEC for $200 million in debt securities, of which $100 million in debt securities were subsequently issued. Amoco Corporation and Amoco Company guarantee the securities issued under this registration statement.

Capital  and exploration expenditures totaled $2,271  million for  the  first  nine months of 1995 compared to  the  $1,792 million spent during the same period of 1994.

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

                  PART II--OTHER INFORMATION

Item 1.  Legal Proceedings
There have been no material developments in the status of legal proceedings described Part I, Item 3 of the Company's 1994 Annual Report on Form 10-K and Part II, Item 1 of the Company's Report on Form 10-Q for the quarterly period ended March 31, 1995.

Thirteen proceedings instituted by governmental authorities are pending or known to be contemplated against the Company and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.
The Company estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $7 million.

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

Item 2.  Changes in Securities
Not applicable.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.  Other Information

    Summarized financial data for Amoco Argentina are presented below.

                        Three Months      Nine Months
                           Ended             Ended
                        September 30,     September 30,
                         1995     1994     1995     1994
                            (millions of dollars)
Revenues............    $  67    $  75    $ 189    $ 155
Net income..........    $  20    $  27    $  64    $  65

                              Sept. 30,  Dec. 31,
                                 1995       1994
                              (millions of dollars)
Current assets...............   $   119    $    97
Total assets.................   $   417    $   349
Current liabilities..........   $    51    $    58
Non-current liabilities......   $   111    $   100
Shareholder's equity.........   $   255    $   191


Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

                                                Sequentially
Exhibit                                            Numbered
Number                                              Page

  12    Statement Setting Forth Computation of Ratio
        of Earnings to Fixed Charges.
  27    Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                          Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Amoco Company
                               (Registrant)


Date: November 13, 1995

                               J. R. Reid
                               J. R. Reid
                               Vice President and Controller
                               (Duly Authorized and Chief
                                Accounting Officer)