Form 10-K405
period 1995-12-31
AMOCO CO
filed 1996-03-22
CIK 766916

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934  Fee Required

For the fiscal year ended December 31, 1995 or

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

Registrant's telephone number, including area code: (312)856-6111

 Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
   Title of each class                 which registered
8 5/8% Debentures Due 2016         New York Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and(2) has been subject to such filing requirements for the past
90 days. Yes  X   No     .
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X.
     Number  of shares outstanding as of March 21, 1996, was  100 shares.

                DOCUMENTS INCORPORATED BY REFERENCE
       1995 Annual Report on Form 10-K of Amoco Corporation

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

Amoco Production Company..... Exploration, development and
                              production  of crude  oil,  natural
                              gas   and   natural   gas   liquids
                              ("NGL"),  and marketing of  natural
                              gas and NGL.
Amoco Oil Company............ Refining, marketing and transporting of petroleum and related products.
Amoco Chemical Company....... Manufacture and sale of chemical products.


      Since the Company's operations are similar to those of Amoco, except for Canadian petroleum operations and selected other activities, the information contained in Items 1. and 2. "Business and Properties" of Amoco Corporation's 1995 Annual Report on Form 10-K is incorporated herein by reference. Information related to Canadian petroleum operations is identified separately therein and is not incorporated herein.

Item 3.  Legal Proceedings

      The information required by this item is incorporated by reference to Item 3 of Amoco Corporation's 1995 Annual Report on
Form 10-K.

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

Item 7.  Management's Narrative Analysis of Results of Operations

Results of Operations

1995 Compared With 1994

      The Company earned $1,798 million in 1995 compared with $1,878 million in 1994. Adversely affecting 1995 earnings were non-cash charges of $287 million associated with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires long-
lived assets with recorded values that are not expected to be recovered through future cash flows to be written down to current fair value. Also included in 1995 earnings was an $83 million gain related to the sale of Amoco Motor Club. Results for 1994 benefited from settlements of crude oil excise taxes ("COET") of $270 million, a gain of $45 million related to the disposition of certain European oil and gas properties and tax adjustments relating to prior years totaling $63 million. Adversely affecting 1994 earnings were after-tax charges of $60 million pertaining to provision for future environmental remediation expenditures relating to past operations, and restructuring charges of $149 million. Of this latter amount, $51 million related to employee-termination costs. The remaining $98 million was attributable to a reduction in carrying value of assets that have been divested.

      Adjusting both years for special items, 1995 earnings were $2,002 million compared with 1994 earnings of $1,709 million. The increase in 1995 results of operations primarily represented higher chemical earnings resulting from both higher volumes and margins across most product lines, and strong exploration and production (E&P) earnings overseas. These strong results, as well as continuing efficiency improvements throughout the organization, more than offset lower U.S. petroleum product margins and lower U.S. natural gas prices.

     Sales and other operating revenues totaled $24.4 billion for 1995, slightly higher than $23.6 billion for 1994. Chemical revenues improved 11 percent reflecting higher sales volumes and prices for major product lines. Natural gas revenues were lower by 7 percent primarily reflecting lower U.S. natural gas prices.

      Total costs and expenses increased 3 percent in 1995. Operating expenses were about the same as 1994 after adjusting 1994 operating expenses for before-tax restructuring charges of $150 million related to various facility closings and asset dispositions. In 1995, expense reductions resulting from restructuring efforts offset increased costs to support expanded chemical activities and higher planned and unplanned refinery maintenance expenses.

      Exploration expenses decreased $16 million primarily due to lower overseas dry hole costs. Selling and administrative expenses for 1995 were down 10 percent. The 1994 expenses included before-tax restructuring charges of $79 million related to employee-termination costs. The 1995 expenses included favorable currency effects of $17 million before tax compared with adverse currency effects of $31 million before tax in 1994. Depreciation, depletion, amortization, and retirements and abandonments totaled $2,304 million in 1995, an increase of $410 million over 1994, reflecting impairment charges of $441 million associated with the adoption of SFAS No. 121.

      Interest expense was $434 million higher in 1995 than in 1994, due to interest on intercompany notes from affiliates. The higher interest expense with affiliates reflects the 1994 transfer of 95 percent ownership of certain European chemical operations to Amoco Corporation.


 Liquidity and Capital Resources

      Cash flows from operating activities generated $3.7 billion in 1995, compared with $4 billion in 1994.

      The debt to debt-plus-equity ratio on outstanding public obligations was 20 percent at December 31, 1995, compared with
18.8 percent at December 31, 1994. Including debt with affiliates, the ratio was 40.7 at December 31, 1995, and 39.6 percent at year-end 1994.

      Working capital totaled $725 million at December 31, 1995, compared with $1,257 million at December 31, 1994. The Company's current ratio was 1.16 to 1 at year-end 1995, compared with 1.30 to 1 at year-end 1994. As a matter of policy, Amoco Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Company has ready access to both short- and long-term debt markets.

       During 1995, 8.9 million shares of Amoco's common stock in excess of amounts needed for benefit plan purposes were acquired by the Company at a cost of $601 million. During the fourth quarter, the Company transferred the stock to Amoco Corporation. During December, 1995, Amoco Company purchased an additional 620,000 shares of Amoco Corporation at a cost of $43 million.

     Investments in affiliates totaled $1,428 million at December 31, 1995. The investments reflect the Company's remaining interest in certain European chemical operations, of which 95 percent ownership was transferred to Amoco Corporation in 1994. Also reflected were the Company's purchases of Amoco Corporation's common stock.

      Amoco Corporation and Amoco Company guarantee the notes and
debentures   of  Amoco Canada Petroleum Company  Ltd.  and  Amoco
Argentina Oil Company.

       The   following   table  summarizes   selected   liquidity
information for the last three years as of December 31:

                               1995      1994       1993
Debt to debt-plus-
equity ratio on
outstanding public
debt obligations ........      20.0      18.8       16.8

Debt to debt-plus-
equity ratio including
debt with affiliates.....      40.7      39.6       16.8

Current ratio ...........      1.16      1.30       1.10

Ratio of earnings to
fixed charges* ..........      11.6      20.4       13.2

* Earnings consist of income before income taxes and fixed charges; fixed charges include interest on outstanding public debt obligations, rental expense representative of an interest factor, and adjustments for certain companies accounted for by the equity method. Including debt with affiliates, the ratio of earnings to fixed charges was 4.4 and 13.0 as of December 31, 1995 and 1994, respectively.

Item 8.  Financial Statements and Supplemental Information

Index to Financial Statements and Supplemental Information

                                                         Page
Financial Statements:
     Basis of Financial Statement Preparation .....        6

     Condensed Consolidated Statement of Income ...        7

     Condensed Consolidated Statement of
       Financial Position .........................        8

     Condensed Consolidated Statement of Cash Flows       10

Supplemental Information:
     Supplemental Oil and Gas Exploration and
     Production Activities ........................       11

     Quarterly Financial Data .....................       11

      Separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted since, if considered in the aggregate, they would not constitute a significant subsidiary.

Financial Statements

Basis of Financial Statement Preparation

      The Company is a wholly owned subsidiary of Amoco and its presently outstanding public debt securities are guaranteed by Amoco. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 53, summarized financial data of the Company appear in a note to Amoco's 1995 audited consolidated financial statements. Such financial statements, together with the Report of Independent Accountants thereon of Amoco's 1995 Annual Report on Form 10-K are incorporated herein by reference.

      The unaudited condensed financial statements of the Company contained herein do not include all information and footnotes necessary for a complete presentation of results of operations and financial position in conformity with generally accepted accounting principles and should be read in conjunction with Amoco's audited consolidated financial statements.

                        AMOCO COMPANY

         CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  Year Ended December 31,

                                  1995       1994       1993
                                   (millions of dollars)
Revenues:
  Sales and other operating
    revenues ...............   $24,404    $23,619    $22,885
  Consumer excise taxes ....     3,339      3,409      2,812
  Other income .............       596        813        233
    Total revenues .........    28,339     27,841     25,930

Costs and Expenses:
  Purchased crude oil,
    natural gas, petroleum
    products and merchandise    12,778     12,330     11,761
  Operating expenses .......     3,991      4,190      4,075
  Petroleum exploration
    expenses, including
    exploratory dry holes ..       498        514        482
  Selling and administrative
    expenses ...............     1,718      1,901      1,632
  Taxes other than income
    taxes ..................     3,954      4,087      3,566
  Depreciation, depletion,
    amortization, and
    retirements and
    abandonments ...........     2,304      1,894      1,813
  Interest expense:
   Affiliates..............        491         86          2
   Other...................        180        151        172
  Net income applicable to
   minority interest.......          5          -          -
   Total costs and expenses     25,919     25,153     23,503

Income before income taxes .     2,420      2,688      2,427
Income taxes ...............       622        810        624
Net income .................   $ 1,798    $ 1,878    $ 1,803

                        AMOCO COMPANY

   CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                               December 31,
                                              1995        1994
                   ASSETS                  (millions of dollars)

Current Assets:
 Cash.....................................  $  145     $   134
 Marketable securities--at cost...........     855       1,104
 Accounts and notes receivable (less
   allowances of $12 at December 31, 1995,
   and $19 at December 31, 1994)..........   2,744       2,763
 Inventories..............................     870         836
 Prepaid expenses and income taxes........     689         562
   Total current assets...................   5,303       5,399

Investments and Other Assets:
 Affiliates...............................   1,428         171
 Other....................................   1,063         914
                                             2,491       1,085
Properties--at cost, less accumulated
 depreciation, depletion and amorti-
 zation of $23,337 at December 31, 1995,
 and $21,882 at December 31, 1994 (The
 successful efforts method of accounting
 is followed for costs incurred in oil
 and gas producing activities)............  18,532      18,065
   Total assets........................... $26,326     $24,549

   LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
 Current portion of long-term obligations  $   196     $    24
 Short-term obligations...................     266         112
 Accounts payable.........................   2,496       2,217
 Accrued liabilities......................     948       1,124
 Taxes payable (including income taxes)...     672         665
   Total current liabilities..............   4,578       4,142

Long-Term Debt:
 Affiliates...............................   4,608       4,104
 Other debt...............................   2,177       2,086
                                             6,785       6,190

Deferred Credits and Other Non-Current Liabilities:
 Income taxes.............................   2,502       2,413
 Other....................................   1,895       2,171
                                             4,397       4,584
 Minority Interest........................     110           5
 Shareholder's Equity.....................  10,456       9,628
   Total liabilities and shareholder's
     equity............................... $26,326     $24,549

Annual   maturities  of  long-term debt during  the   next   five
years,  including   the portion classified as current,  are  $196
million in 1996, $18  million in 1997, $117 million in 1998,  $80 million  in 1999 and $113 million in 2000.

                        AMOCO COMPANY

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                         Year Ended December 31,
                                          1995      1994      1993
                                          (millions of dollars)
Cash Flows from Operating Activities:
 Net income..........................  $ 1,798   $ 1,878   $ 1,803
 Adjustments to reconcile net
   income to net cash provided by
   operating activities:
 Depreciation, depletion,
   amortization, and retirements
   and abandonments .................    2,304     1,894     1,813
 Increase (decrease) in receivables        142      (361)     (131)
 Decrease (increase) in payables
   and accrued liabilities ..........       56       553      (573)
 Other...............................     (575)       44       555
   Net cash provided by operating
     activities .....................    3,725     4,008     3,467

Cash Flows From Investing Activities:
 Capital expenditures................   (2,938)   (2,131)   (2,472)
 Proceeds from dispositions of
 property and other assets...........      180       316       217
 Other...............................     (738)     (145)      (87)
   Net cash used in investing
     activities .....................   (3,496)   (1,960)   (2,342)

Cash Flows From Financing Activities:
 New long-term obligations...........      412       118       473
 Repayment of long-term obligations .     (144)     (133)   (1,358)
 Distributions to Amoco Corporation .     (989)     (837)   (1,284)
 Issuance of preferred stock by
   affiliate.........................      100         -         -
 Increase (decrease) in short-term
   obligations ......................      154      (540)      651
   Net cash used in financing
     activities .....................     (467)   (1,392)   (1,518)

(Decrease) increase in Cash and
 Marketable Securities ..............     (238)      656      (393)
Cash and Marketable Securities--
 Beginning of Year ..................    1,238       582       975
Cash and Marketable Securities--
 End of Year ........................  $ 1,000   $ 1,238   $   582

Supplemental Information

1.   Supplemental Oil and Gas Exploration and Production Activities

      The supplemental information about oil and gas exploration and production activities for the Company is essentially the same as reported by Amoco, if Canadian exploration and production information is excluded. Therefore, the information with respect to supplemental oil and gas exploration and production activities is incorporated by reference to Amoco Corporation's 1995 Annual Report on Form 10-K. Information related to Canadian petroleum operations is identified separately therein and is not incorporated herein.

2.    Quarterly Financial Data

      Summarized quarterly financial data for the years ended
December 31, 1995 and 1994 are as follows:


               Revenues       Operating Profit*    Net Income*
             1995     1994      1995     1994      1995    1994
First ...  $6,739   $6,136    $  679   $  509    $  446  $  377
Second ..   7,195    7,397       810      596       502     561
Third ...   7,062    7,204       926      711       606     488
Fourth ..   7,343    7,104       368      654       244     452


* Net income in the fourth quarter of 1995 included charges of $287 million related to impairment of long-lived assets and a gain of $83 million on the sale of Amoco Motor Club. Earnings for the second quarter of 1994 included benefits attributable to the COET settlement of $270 million, and charges related to restructuring of $149 million.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.

                          ______________
                             PART III

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


                          ______________
                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  1 and 2.The  financial  statements,  supplemental  financial information and financial statement schedules, together with the report thereon of Price Waterhouse dated February 27, 1996, appearing in Amoco Corporation's 1995 Annual Report on Form 10-K are incorporated by reference in Item 8 of this Form 10-K. Information related to Canadian petroleum operations is identified separately therein and is not incorporated herein. With the exception of the aforementioned information and the information incorporated in Items 1, 2, and 3 hereof, Amoco Corporation's 1995 Annual Report on Form 10-K is not deemed to be filed as part of this report.


     3.      Exhibits - See attached Index to Exhibits.


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended
December 31, 1995.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 22nd day of March, 1996.


                                        Amoco Company
                                        (Registrant)



                                           JOHN L. CARL
                                           John L. Carl
                                           (President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 1996.

         Signatures                     Titles


   JOHN L. CARL                President and Director
   John L. Carl                (Principal Executive Officer)


   W. R. HUTCHINSON            Vice President, Treasurer, and
   W. R. Hutchinson               Director
                               (Principal Financial Officer)


   J. R. REID                  Vice President and Controller
   J. R. Reid                  (Principal Accounting Officer)


   DANIEL B. PINKERT           Vice President and Director
   Daniel B. Pinkert

                        AMOCO COMPANY


                      INDEX TO EXHIBITS
Exhibit
Number              Exhibit

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

4      The registrant will provide to the Securities
       and Exchange Commission upon request copies
       of instruments defining the rights of holders
       of long-term debt of the registrant and its
       consolidated subsidiaries.                      --

9      None.                                           --

10     None.                                           --

11     None required.                                  --

12     Statement Setting Forth Computation of
       Ratio of Earnings to Fixed Charges for the five years ended December 31, 1995.

13     Amoco Corporation's 1995 Annual Report on
       Form 10-K is incorporated herein by reference as described in this 1995 Form 10-K.

16     None.                                           --

18     None.                                           --

19     None.                                           --

21     None required.                                  --

23     None required.                                  --

24     None.                                           --

27     Financial Data Schedule for the year
       ended December 31, 1995.

28     None.                                           --