Form 10-Q
period 1996-03-31
AMOCO CO
filed 1996-05-13
CIK 766916

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1996 or

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

Number of shares outstanding as of March 31, 1996--100.

Registrant  meets  the  conditions  set  forth  in   General
Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statement of Income
(millions of dollars)
                                            Three Months
                                               Ended
                                              March 31,
                                            1996      1995

Revenues:
  Sales and other operating revenues..... $ 6,482   $ 5,809
  Consumer excise taxes..................     819       808
  Other income...........................     103       122
    Total revenues.......................   7,404     6,739

Costs and Expenses:
  Purchased crude oil, natural gas,
    petroleum products and merchandise...   3,457     3,023
  Operating expenses.....................     958     1,001
  Petroleum exploration expenses,
    including exploratory dry holes......     105        99
  Selling and administrative expenses....     444       434
  Taxes other than income taxes..........   1,001       977
  Depreciation, depletion, amortization,
    and retirements and abandonments.....     464       450
  Interest expense:
    Affiliates...........................     121       123
    Other................................      26        42
      Total costs and expenses...........   6,576     6,149

Income before income taxes...............     828       590

Income taxes.............................     230       144

Net income............................... $   598   $   446

Condensed Consolidated Statement of Financial Position
(millions of dollars)
                                            March 31,  Dec. 31,
                                              1996       1995
ASSETS
Current Assets:
  Cash ...................................  $   136    $   145
  Marketable securities--at cost..........      382        855
  Accounts and notes receivable (less
    allowances of $13 at March 31, 1996,
    and $12 at December 31, 1995).........    2,757      2,744
  Inventories.............................      974        870
  Prepaid expenses and income taxes.......      724        689
    Total current assets..................    4,973      5,303

Investments and Other Assets:
  Affiliates..............................    1,430      1,428
  Other...................................    1,256      1,063
                                              2,686      2,491
Properties--at cost, less accumulated
  depreciation, depletion and amorti-
  zation of $23,746 at March 31, 1996,
  and $23,337 at December 31, 1995 (The
  successful efforts method of accounting
  is followed for costs incurred in oil
  and gas producing activities)...........   19,066     18,532
    Total assets..........................  $26,725    $26,326

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
  Current portion of long-term obligations  $    36    $   196
  Short-term obligations..................      602        266
  Accounts payable........................    2,117      2,496
  Accrued liabilities.....................      910        948
  Taxes payable (including income taxes)..      698        672
    Total current liabilities.............    4,363      4,578

Long-Term Debt:
  Affiliates..............................    4,568      4,608
  Other debt..............................    2,163      2,177
                                              6,731      6,785
Deferred Credits and Other Non-Current
  Liabilities:
  Income taxes............................    2,548      2,502
  Other...................................    1,930      1,895
                                              4,478      4,397
Minority Interest.........................      111        110
Shareholder's Equity......................   11,042     10,456
    Total liabilities and shareholder's
      equity..............................  $26,725    $26,326

Condensed Consolidated Statement of Cash Flows
(millions of dollars)
                                                  Three Months Ended
                                                       March 31,
                                                    1996      1995
Cash Flows from Operating Activities:
  Net income...................................   $   598   $   446
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirement and abandonments..........       464       450
    Other......................................      (643)     (543)
    Net cash provided by operating activities..       419       353

Cash Flows From Investing Activities:
  Capital expenditures.........................      (633)     (434)
  Proceeds from dispositions of property and
    other assets...............................       131        39
  Net investments, advances and business
    acquisitions...............................      (563)      (23)
  Other........................................         3       (12)
    Net cash used in investing activities......    (1,062)     (430)

Cash Flows From Financing Activities:
  New long-term obligations....................        16        48
  Repayment of long-term obligations...........      (191)      (14)
  Increase in short-term obligations...........       336        96
    Net cash used in financing activities......       161       130

(Decrease) increase in Cash and Marketable
  Securities...................................      (482)       53
Cash and Marketable Securities-Beginning of
  Period.......................................     1,000     1,238
Cash and Marketable Securities-End of Period...   $   518   $ 1,291

Basis of Financial Statement Preparation

Amoco Company (the "Company") is a wholly owned subsidiary of Amoco Corporation, an Indiana corporation ("Amoco"), and is the holding company for substantially all petroleum and chemical operations except Amoco Canada Petroleum Company Ltd. ("Amoco Canada"). Amoco guarantees the public debt obligations of the Company. The Company and Amoco guarantee the public notes and debentures of Amoco Canada and Amoco Argentina Oil Company ("Amoco Argentina").

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


Item  2.  Management's  Narrative  Analysis  of  Results  of
Operations

Results of Operations

The Company earned $598 million for the first three months of 1996, compared with $446 million for the first three months of 1995. The increase in earnings for the first quarter of 1996 reflected strong exploration and production ("E&P") earnings, primarily reflecting higher energy prices. Chemical earnings continued strong while petroleum products decreased slightly, reflecting the continuous competitive environment in that segment.

Sales and other operating revenues totaled $6.5 billion for the first quarter of 1996, 12 percent higher than the $5.8 billion reported in the corresponding 1995 period. Natural gas and refined products revenues increased 34 percent and 14 percent, respectively, resulting from both higher prices and volumes.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $3.5 billion for the first three months of 1996, 14 percent higher that the first three months of 1995. The increase was primarily attributable to higher crude oil purchase prices and volumes.


Outlook

The  Company  and  the  oil industry  will  continue  to  be affected by the volatility of crude oil and natural gas prices. Affecting chemicals and petroleum products activities is the overall industry product supply and demand balance. The Company's future performance is expected to continue to be impacted by its organizational structure and associated savings; ongoing cost reduction programs; the divestment of marginal properties and underperforming assets; application of new technologies; and new governmental regulations.

The Company's exploration efforts will continue to target those areas that offer the most potential. Amoco will pursue areas that capitalize on its natural gas resources and continue to expand internationally. Amoco's E&P barrel-oil-equivalent production in the United States is expected to remain approximately at the 1995 level. Production from the Liuhua oil field in the South China Sea, which came onstream in late March, should benefit crude oil production by an average of 30,000 barrels per day for the remainder of 1996. Overseas natural gas production is expected to increase modestly in 1996.

In the petroleum products sector, the Company anticipates weak U.S. industry refining margins in the near term. The Company will continue to pursue additional cost reduction programs and improved asset utilization. Refining results should benefit from higher utilization rates in 1996, reflecting reduced planned downtime.

In the chemical sector, while the near-term industry outlook is continuing to soften for commodity chemicals, the Company expects long-term growth to exceed 3 percent, with higher growth anticipated in the Asia-Pacific region. Purified terephthalic acid's ("PTA") average annual growth is expected to be 7 percent over the next decade, with the largest demand growth expected to be in the Asia-Pacific region, while worldwide paraxylene ("PX") demand is expected to grow about 6 percent per year. In order to meet expected growth in PTA and PX demand, the Company's chemical segment is expanding its wholly owned and joint-venture operations.

The Company continues to seek attractive opportunities worldwide and is constantly reviewing strategic alternatives. The Company will also continue to evaluate and divest marginal properties and underperforming assets. As previously announced, Amoco and Shell Oil Company plan to form a partnership combining exploration and production assets in the greater Permian Basin area of west Texas and southeast New Mexico. Final agreement is contingent on the successful completion of ongoing discussions regarding design, management and operation of the company. Start-up of the partnership is expected in 1996. Also, Amoco announced the possible divestment of Atlanta-based Amoco Foam Products Company ("Amoco Foam"). Amoco Foam is a leading manufacturer and marketer of polyester foam products, with nine plants in the United States. In 1995, Amoco Foam product revenues totaled $288 million.


Liquidity and Capital Resources

Cash flows from operating activities amounted to $419 million in the first three months of 1996 compared with $353 million in the comparable 1995 period. Working capital totaled $610 million at March 31, 1996, compared with $725 million at year-end 1995. The Company's current ratio was
1.14 to 1 at March 31, 1996 and 1.16 to 1 at year-end 1995. As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operating flexibility since the Company has ready access to both short- and long-term debt markets.

The Company's ratio of debt to debt-plus-equity on public obligations was 20.1 percent at March 31, 1996, compared with 20 percent at year-end 1995. Including debt with affiliates, the ratio was 39.8 percent at March 31, 1996, and 40.7 percent at year-end 1995. In early 1996, the Company redeemed the $25 million, 9 7/8 percent debentures due 2016 and the $57 million, 9 3/4 percent debentures due 2016. The ratio of earnings to fixed charges on public obligations was 14.6 to 1 for 1996's first three months compared with 11.6 to 1 for the year ended December 31, 1995.

The Company believes that its strong financial position will permit it to finance business needs and opportunities as they arise. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission ("SEC") to permit ready access to capital markets. Amoco Argentina, an indirect wholly owned subsidiary of the Company, filed a shelf registration with the SEC for $200 million in debt securities, of which $100 million in debt securities were subsequently issued. Amoco Corporation and Amoco Company guarantee the securities issued under this registration statement.

On March 1, 1996, Albemarle Corporation's ("Albemarle") alpha-olefins, poly alpha olefins and synthetics alcohol businesses were purchased for approximately $500 million. The purchase involved about 550 employees and assets in Texas and Belgium.

Capital and exploration expenditures, excluding the Albemarle acquisition, totaled $738 million for the first three months of 1996 compared with $533 million spent during the same period of 1995. Approximately 88 percent of the total 1996 expenditures was spent in exploration and production operations.

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


                  PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

The Internal Revenue Service ("IRS") has challenged the application of certain foreign income taxes as credits against Amoco's U.S. taxes that otherwise would have been payable for the years 1980 through 1989. On June 18, 1992, the IRS issued a statutory Notice of Deficiency for additional taxes in the amount of $466 million, plus interest, relating to 1980 through 1982. Amoco filed a petition in the U.S. Tax Court contesting the IRS statutory Notice of Deficiency. Trial on the matter was held in April 1995. The Tax Court issued an opinion on March 28, 1996, deciding that Amoco was entitled to its foreign tax credits for the years 1980 through 1982 and that additional taxes of $466 million claimed by the IRS were not due. Pending resolution of final tax computations, the Tax Court's decision will become final and will be subject to appeal within ninety days. A comparable adjustment of foreign tax credits for each year has been proposed for the years 1983 through 1989 based upon subsequent IRS audits. Similar challenges could arise relating to years subsequent to 1989. Amoco believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. Consequently, this dispute is not expected to have a material adverse effect on the liquidity, results of operations, or the consolidated financial position of Amoco.

Twelve proceedings instituted by governmental authorities are pending or known to be contemplated against the Company and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations. The Company estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $7.7 million.

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


Item 2.  Changes in Securities
Not applicable.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.  Other Information


    Shown below is summarized financial information of the Company's indirectly wholly owned subsidiary, Amoco Argentina.

                                        Three Months
                                           Ended
                                         March 31,
                                       1996      1995
                                   (millions of dollars)
    Revenues........................   $  75     $ 61
    Net income......................   $  27     $ 24


                                     March 31  Dec. 31,
                                       1996      1995
                                   (millions of dollars)

    Current assets..................   $  94     $  73
    Total assets....................   $ 419     $ 389
    Current liabilities.............   $  52     $  49
    Non-current liabilities.........   $ 113     $ 113
    Shareholder's equity............   $ 254     $ 227



Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

Exhibit
Number

  12    Statement Setting Forth Computation of Ratio
        of Earnings to Fixed Charges.
  27    Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                          Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Amoco Company
                              (Registrant)


Date: May 13, 1996

                              Judith G. Boynton
                              Judith G. Boynton
                              Vice President and Controller
                              (Duly Authorized and Chief
                               Accounting Officer)