Form 10-Q
period 1996-06-30
AMOCO CO
filed 1996-08-12
CIK 766916

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1996 or

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

Number of shares outstanding as of June 30, 1996--100.

Registrant  meets  the  conditions  set  forth  in   General
Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statement of Income
(millions of dollars)
                                       Three Months      Six Months
                                          Ended            Ended
                                         June 30,         June 30,
                                        1996    1995     1996     1995

Revenues:

  Sales and other operating revenues $ 7,098 $ 6,269  $13,580  $12,078
  Consumer excise taxes.............     844     835    1,663    1,643
  Other income......................      84      91      187      213
    Total revenues..................   8,026   7,195   15,430   13,934

Costs and Expenses:
  Purchased crude oil, natural
    gas, petroleum products and
    merchandise.....................   4,028   3,375    7,485    6,398
  Operating expenses................   1,070     966    2,028    1,967
  Petroleum exploration expenses,
    including exploratory dry holes.     108     103      213      202
  Selling and administrative
    expenses........................     492     438      936      872
  Taxes other than income taxes.....   1,019     986    2,020    1,963
  Depreciation, depletion, amorti-
    zation, and retirements and
    abandonments....................     480     442      944      892
  Interest expense:
    Affiliates......................     124     125      245      248
    Other...........................      15      54       41       96
      Total costs and expenses......   7,336   6,489   13,912   12,638

Income before income taxes..........     690     706    1,518    1,296

Income taxes........................     180     204      410      348

Net income.......................... $   510 $   502  $ 1,108  $   948

Condensed Consolidated Statement of Financial Position
(millions of dollars)
                                            June 30,   Dec. 31,
                                              1996       1995
ASSETS
Current Assets:
  Cash ...................................  $   209    $   145
  Marketable securities--at cost..........      415        855
  Accounts and notes receivable (less
    allowances of $13 at June 30, 1996,
    and $12 at December 31, 1995).........    2,819      2,744
  Inventories.............................    1,007        870
  Prepaid expenses and income taxes.......      720        689
    Total current assets..................    5,170      5,303

Investments and Other Assets:
  Affiliates..............................    1,428      1,428
  Other...................................    1,383      1,063
                                              2,811      2,491
Properties--at cost, less accumulated
  depreciation, depletion and amorti-
  zation of $24,110 at June 30, 1996,
  and $23,337 at December 31, 1995 (the
  successful efforts method of accounting
  is followed for costs incurred in oil
  and gas producing activities)...........   19,298     18,532
    Total assets..........................  $27,279    $26,326

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
  Current portion of long-term obligations  $    16    $   196
  Short-term obligations..................      744        266
  Accounts payable........................    2,148      2,496
  Accrued liabilities.....................      984        948
  Taxes payable (including income taxes)..      455        672
    Total current liabilities.............    4,347      4,578

Long-Term Debt:
  Affiliates..............................    4,568      4,608
  Other debt..............................    2,207      2,177
                                              6,775      6,785
Deferred Credits and Other Non-Current
  Liabilities:
  Income taxes............................    2,629      2,502
  Other...................................    1,880      1,895
                                              4,509      4,397
Minority Interest.........................      110        110
Shareholder's Equity......................   11,538     10,456
    Total liabilities and shareholder's
      equity..............................  $27,279    $26,326

Condensed Consolidated Statement of Cash Flows
(millions of dollars)
                                                   Six Months Ended
                                                       June 30,
                                                    1996      1995
Cash Flows from Operating Activities:
  Net income...................................   $ 1,108   $   948
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirement and abandonments..........       944       892
    Other......................................      (894)     (573)
    Net cash provided by operating activities..     1,158     1,267

Cash Flows From Investing Activities:
  Capital expenditures.........................    (1,434)   (1,115)
  Proceeds from dispositions of property and
    other assets...............................       166        59
  Net investments, advances and business
    acquisitions...............................      (596)     (554)
  Other........................................        (4)       14
    Net cash used in investing activities......    (1,868)   (1,596)

Cash Flows From Financing Activities:
  New long-term obligations....................        91        72
  Repayment of long-term obligations...........      (235)      (38)
  Distributions to Amoco Corporation...........         -      (332)
  Increase in short-term obligations...........       478        24
    Net cash used in financing activities......       334      (274)

Decrease in Cash and Marketable
  Securities...................................      (376)     (603)
Cash and Marketable Securities-Beginning of
  Period.......................................     1,000     1,238
Cash and Marketable Securities-End of Period...   $   624   $   635

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


Item  2.  Management's  Narrative  Analysis  of  Results  of
Operations

Results of Operations

The Company earned $1,108 million for the first six months of 1996, compared with $948 million for the first six months of 1995. The increase in earnings reflected strong exploration and production ("E&P") earnings, primarily resulting from higher energy prices, offset by lower chemical and petroleum products margins.

Earnings for the second quarter of 1996 were $510 million compared with $502 million for the second quarter of 1995. The improvement resulted from higher energy prices and an increase in production in the E&P segment, which more than offset lower petroleum products earnings, and a decline from very strong chemical margins of a year ago.

Sales and other operating revenues totaled $13.6 billion and $7.1 billion for the first six months and second quarter of 1996, respectively, approximately 12 percent higher than the 1995 periods, primarily on the strength of higher prices for refined products, crude oil and natural gas.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $7.5 billion for the first six months of 1996, 17 percent higher than the first six months of 1995. For the second quarter of 1996, purchases of crude oil, natural gas, petroleum products and merchandise totaled $4.0 billion, 19 percent higher than the second quarter of 1995. The increase for both periods reflected higher prices and volumes for crude oil and higher prices for natural gas.

Selling and administrative expenses for the second quarter, 1996 increased 12 percent from 1995's second quarter. Included in 1996 second quarter results were unfavorable currency effects of $19 million compared with favorable currency effects in 1995 of $1 million.

Interest expense for the first six months and second quarter of 1996 decreased primarily as a result of lower interest relating to revised estimates of tax obligations.

Outlook

The  Company  and  the  oil industry  will  continue  to  be affected by the volatility of crude oil and natural gas prices. Also affecting chemicals and petroleum products activities is the overall industry product supply and demand balance. The Company's future performance is expected to continue to be impacted by savings associated with changes in its organizational structure; ongoing cost reduction programs; the divestment of marginal properties and underperforming assets; application of new technologies; and new governmental regulations.

The Company's exploration efforts will continue to target those areas that offer the most potential. The Company will pursue areas to capitalize on its natural gas resources and continue to expand internationally. The Company's E&P barrel-oil-equivalent production in the United States is expected to remain approximately at the 1995 level. Outside the United States, production from the Liuhua oil field in the South China Sea, which came onstream in late March, should benefit crude oil production by an average of 30,000 barrels per day for the remainder of 1996. Overseas natural gas production is expected to increase in 1996 compared to 1995.

In the petroleum products sector, the Company anticipates weak U.S. refining margins in its marketing areas in the near term. The Company's marketing strategy will continue to emphasize brand product quality and improve its position as a convenience retailer. The Company will continue to pursue additional cost reduction programs and improved asset utilization.

In the chemical sector, while the near-term industry outlook is continuing to soften for commodity chemicals, the Company expects long-term growth to exceed three percent, with higher increase anticipated in the Asia-Pacific region. Purified terephthalic acid's ("PTA") average annual growth is expected to be seven percent over the next decade, with the largest demand increase expected to be in the Asia-Pacific region, while worldwide paraxylene ("PX") demand is expected to grow about six percent per year. In order to meet expected growth in PTA and PX demand, the Company's chemical segment is expanding its wholly owned and joint-venture operations.

The Company continues to seek attractive opportunities worldwide and is constantly reviewing strategic alternatives. The Company will also continue to evaluate and divest marginal properties and underperforming assets. Amoco and Shell Oil Company signed a letter of intent to form a limited partnership combining exploration and production assets in the greater Permian Basin area of west Texas and southeast New Mexico. Final agreement is contingent on the successful completion of ongoing discussions regarding design, management and operation of the company. Start-up of the partnership is expected in 1996.

In late June, a unit of Tenneco Corporation announced that it was seeking to acquire Amoco Foam Products Company ("Amoco Foam") in a transaction valued at approximately $310 million. Amoco Foam is a leading manufacturer and marketer of polystyrene foam products, with nine plants in the United States. In 1995, Amoco Foam product revenues totaled $288 million.


Liquidity and Capital Resources

Cash flows from operating activities amounted to $1,158 million in the first six months of 1996 compared with $1,267 million in the comparable 1995 period. Working capital totaled $823 million at June 30, 1996, compared with $725 million  at year-end 1995. The Company's current  ratio  was
1.19  to 1 at June 30, 1996 and 1.16 to 1 at year-end  1995.
As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operating flexibility since the Company has ready access to both short- and long-term debt markets.
`
The Company's ratio of debt to debt-plus-equity on public obligations was 20.3 percent at June 30, 1996, compared with 20 percent at year-end 1995. Including debt with affiliates, the ratio was 39.2 percent at June 30, 1996, and 40.7 percent at year-end 1995. The ratio of earnings to fixed charges on public obligations was 13.5 to 1 for 1996's first six months compared with 11.6 to 1 for the year ended December 31, 1995.

The Company believes that its strong financial position will permit the financing of business needs and opportunities as they arise. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission ("SEC") to permit ready access to capital markets. Amoco Argentina, an indirect wholly owned subsidiary of the Company, filed a shelf registration with the SEC for $200 million in debt securities, of which $100 million in debt securities were subsequently issued. Amoco Corporation and Amoco Company guarantee the securities issued under this registration statement.

On March 1, 1996, Albemarle Corporation's ("Albemarle") alpha-olefins, poly alpha olefins and synthetics alcohol businesses were purchased for approximately $500 million. The purchase involved about 550 employees and assets in Texas and Belgium.

Capital and exploration expenditures, excluding the Albemarle acquisition, totaled $1,647 million for the first six months of 1996 compared with $1,317 million spent during the same period of 1995. Approximately 70 percent of the total 1996 expenditures was spent in exploration and production operations. The increase over the first six months of 1995 reflected planned increases in spending in growth areas.

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


                  PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the challenge by the Internal Revenue Service ("IRS") of certain foreign income taxes as credits against Amoco's U.S. taxes that would otherwise have been payable for the years 1980 through 1989 in Part I, Item 3 of Amoco's 1995 Form 10-K and Part II,
Item 1 of Amoco's Form 10-Q for the quarter ended March 31, 1996. The Tax Court's decision became final on July 16, 1996 and is subject to appeal by the IRS until October 14, 1996. Amoco believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. Consequently, this dispute is not expected to have a material adverse effect on the liquidity, results of operations or the consolidated financial position of Amoco.

Reference is made to the description of AMOCO CHEMICAL COMPANY, et al. vs. CERTAIN UNDERWRITERS AT LLOYD'S OF LONDON, et al. in Part I, Item 3 of Amoco's 1995 Form 10-K. On June 4, 1996, a California appellate court reversed the judgment in favor of Amoco and remanded the case for a new trial. Accordingly, it is impossible at this time to predict the ultimate outcome of the case. However, it is not expected to have a material effect on the liquidity or consolidated financial position of Amoco.

Fourteen proceedings instituted by governmental authorities are pending or known to be contemplated against the Company and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations. The Company estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $7.6 million.

The Company has various other suits and claims pending against it among which are several class actions for substantial monetary damages which in the Company's opinion are not meritorious. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these other suits and claims, the Company believes that, while the aggregate amount could be significant, it will not be material in relation to its liquidity or its consolidated financial position.

Item 2.  Changes in Securities
Not applicable.

Item 3.  Defaults upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.  Other Information

Shown below is summarized financial information for the Company's indirectly wholly owned subsidiary Amoco
Argentina.



                              Three Months    Six Months
                                 Ended          Ended
                                June 30,       June 30,
                                1996  1995    1996    1995

                                      (millions of dollars)
    Revenues................    $ 79  $ 61    $154    $122
    Net income..............    $ 29  $ 20    $ 56    $ 44


                                     June 30   Dec. 31,
                                       1996      1995
                                   (millions of dollars)

    Current assets..................   $ 62      $ 73
    Total assets....................   $419      $389
    Current liabilities.............   $ 66      $ 49
    Non-current liabilities.........   $136      $113
    Shareholder's equity............   $217      $227



Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

Exhibit
Number

  12    Statement Setting Forth Computation of Ratio
        of Earnings to Fixed Charges.
  27    Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                          Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Amoco Company
                              (Registrant)


Date: August 12, 1996

                              Judith G. Boynton
                              Judith G. Boynton
                              Vice President and Controller
                              (Duly Authorized and Chief
                               Accounting Officer)