Form 10-Q
period 1996-09-30
AMOCO CO
filed 1996-11-12
CIK 766916

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1996 or

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

Number of shares outstanding as of September 30, 1996--100.

Registrant  meets  the  conditions  set  forth  in   General
Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statement of Income
(millions of dollars)
                                       Three Months      Nine Months
                                          Ended            Ended
                                       September 30,    September 30,
                                        1996    1995     1996     1995

Revenues:

  Sales and other operating revenues $ 7,149 $ 6,076  $20,729  $18,154
  Consumer excise taxes.............     868     859    2,531    2,502
  Other income......................     255     127      442      340
      Total revenues................   8,272   7,062   23,702   20,996

Costs and Expenses:
  Purchased crude oil, natural
    gas, petroleum products and
    merchandise.....................   4,157   3,097   11,642    9,495
  Operating expenses................   1,029     988    3,057    2,955
  Petroleum exploration expenses,
    including exploratory dry holes.     148     105      361      307
  Selling and administrative
    expenses........................     433     402    1,369    1,274
  Taxes other than income taxes.....   1,068   1,023    3,088    2,986
  Depreciation, depletion, amorti-
    zation, and retirements and
    abandonments....................     498     455    1,442    1,347
  Interest expense:
    Affiliates......................     131     126      376      374
    Other...........................      16      42       57      138
      Total costs and expenses......   7,480   6,238   21,392   18,876

Income before income taxes..........     792     824    2,310    2,120

Income taxes........................     226     218      636      566

Net income.......................... $   566 $   606  $ 1,674  $ 1,554

Condensed Consolidated Statement of Financial Position
(millions of dollars)
                                            Sept. 30,  Dec. 31,
                                              1996       1995
ASSETS
Current Assets:
  Cash ...................................  $   138    $   145
  Marketable securities--at cost..........      626        855
  Accounts and notes receivable (less
    allowances of $13 at September 30, 1996
    and $12 at December 31, 1995).........    3,048      2,744
  Inventories.............................      894        870
  Prepaid expenses and income taxes.......      747        689
    Total current assets..................    5,453      5,303

Investments and Other Assets:
  Affiliates..............................    1,427      1,428
  Other...................................    1,301      1,063
                                              2,728      2,491
Properties--at cost, less accumulated
  depreciation, depletion and amorti-
  zation of $24,065 at September 30, 1996,
  and $23,337 at December 31, 1995 (the
  successful efforts method of accounting
  is followed for costs incurred in oil
  and gas producing activities)...........   19,534     18,532
    Total assets..........................  $27,715    $26,326

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
  Current portion of long-term obligations  $    15    $   196
  Short-term obligations..................      465        266
  Accounts payable........................    2,067      2,496
  Accrued liabilities.....................      931        948
  Taxes payable (including income taxes)..      706        672
    Total current liabilities.............    4,184      4,578

Long-Term Debt:
  Affiliates..............................    4,568      4,608
  Other debt..............................    2,212      2,177
                                              6,780      6,785
Deferred Credits and Other Non-Current
  Liabilities:
  Income taxes............................    2,635      2,502
  Other...................................    1,889      1,895
                                              4,524      4,397
Minority Interest.........................      124        110
Shareholder's Equity......................   12,103     10,456
    Total liabilities and shareholder's
      equity..............................  $27,715    $26,326

Condensed Consolidated Statement of Cash Flows
(millions of dollars)
                                                   Nine Months Ended
                                                     September 30,
                                                    1996      1995
Cash Flows from Operating Activities:
  Net income...................................   $ 1,674   $ 1,554
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirement and abandonments..........     1,442     1,347
    Other......................................    (1,071)     (799)
    Net cash provided by operating activities..     2,045     2,102

Cash Flows from Investing Activities:
  Capital expenditures.........................    (2,293)   (1,964)
  Proceeds from dispositions of property and
    other assets...............................       586       111
  Net investments, advances and business
    acquisitions...............................      (619)     (765)
  Other........................................        (2)        9
    Net cash used in investing activities......    (2,328)   (2,609)

Cash Flows from Financing Activities:
  New long-term obligations....................        85       230
  Repayment of long-term obligations...........      (237)     (112)
  Distributions to Amoco Corporation...........         -      (332)
  Increase in short-term obligations...........       199        55
    Net cash provided by (used in) financing
    activities.................................        47      (159)

Decrease in Cash and Marketable
  Securities...................................      (236)     (666)
Cash and Marketable Securities-Beginning of
  Period.......................................     1,000     1,238
Cash and Marketable Securities-End of Period...   $   764   $   572

Basis of Financial Statement Preparation

Amoco Company (the "Company") is a wholly owned subsidiary of Amoco Corporation, an Indiana corporation ("Amoco"), and is the holding company for substantially all petroleum and chemical operations except Amoco Canada Petroleum Company Ltd. ("Amoco Canada") and selected other activities. Amoco guarantees the public debt obligations of the Company. The Company and Amoco guarantee the public notes and debentures of Amoco Canada and Amoco Argentina Oil Company ("Amoco Argentina").

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


Item  2.  Management's  Narrative  Analysis  of  Results  of
Operations

Results of Operations

The Company earned $1,674 million for the first nine months of 1996 compared with $1,554 million for the first nine months of 1995. Included in the results for the first nine months of 1996 was a gain of $97 million on the sale of Amoco's polystyrene foam products business. Excluding this gain, earnings totaled $1,577 million, a slight increase from 1995. The increase in earnings reflected strong exploration and production ("E&P") earnings, primarily resulting from higher energy prices and production volumes, offset by lower chemical and petroleum products margins.

Earnings for the third quarter of 1996 were $566 million. Benefiting earnings was the previously mentioned gain on the sale of Amoco's polystyrene foam products business. Excluding this gain, earnings totaled $469 million, a decline of 23 percent from 1995's third quarter net income of $606 million. Continued weakness in petroleum products and chemical margins more than offset higher energy prices and production volumes during the quarter.

Sales and other operating revenues totaled $20.7 billion for the first nine months of 1996 and $7.1 billion for the third quarter of 1996, approximately 14 percent and 18 percent higher, respectively, than the corresponding 1995 periods. The increase in both periods was primarily attributable to higher crude oil, natural gas, and refined product prices and volumes. Chemical revenues for both the nine months and third quarter increased slightly compared with the similar 1995 periods, as acquisitions and volume increases offset lower prices.

The increase in other income for both year-to-date and third quarter 1996 mainly reflected the gain on the sale of the polystyrene foam products business.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $11.6 billion for the first nine months of 1996, 23 percent higher than the first nine months of 1995. For the third quarter of 1996, purchases of crude oil, natural gas, petroleum products and merchandise totaled $4.2 billion, 34 percent higher than the third quarter of 1995. The increase for both periods reflected higher prices and volumes for crude oil and natural gas and increased prices for refined products.

Petroleum exploration expense increased $54 million and  $43 million, respectively, in the first nine months and third quarter of 1996 compared with 1995, primarily reflecting higher dry hole expenses overseas.

Interest expense for the first nine months and third quarter of 1996 decreased primarily as a result of lower interest relating to revised estimates of tax obligations.

Outlook

The Company will continue to be affected by the volatility of crude oil and natural gas prices. Also affecting chemicals and petroleum products activities is the overall industry product supply and demand balance. The Company's future performance is expected to continue to be impacted by savings associated with changes in its organizational structure; ongoing cost reduction programs; the divestment of marginal properties and underperforming assets; application of new technologies; and new governmental regulations.

The  Company's exploration efforts will target those areas
that  offer  the  most potential.  The  Company  will also
continue to capitalize  on  its  natural gas resources. In
the  third  quarter,  a  contract  was  signed  to  supply
Ecopetrol with  up to 100  million cubic  feet  of natural
gas  daily  from  Amoco's  Opon  field  in  Colombia.  The
Company's  E&P  barrel-oil-equivalent  production  in  the
United States is expected to remain approximately  at 1995
levels. Overseas, the Liuhua oil field in  the South China
Sea came onstream in late March and  should  benefit  1996
crude oil production by an average of over 20,000 barrels per day. Overseas natural gas production is expected to increase in 1996 compared to 1995.

In the petroleum  products sector,  the Company anticipates
weak  refining  margins  in  the  near term. The  Company's
marketing strategy will continue to emphasize brand product
quality and improve its position as a convenience retailer.
The Company  will  continue  to   pursue  additional   cost
reduction programs and improved asset utilization. As recently announced, Amoco is selling its Central Europe marketing sites as part of its refocused strategy to grow retail marketing operations primarily in the Americas. The sites being sold include four existing outlets and fourteen others that are currently under construction in Poland, Romania and Bulgaria.

In the chemical sector, while the near-term industry outlook remains soft for commodity chemicals, the Company expects long-term annual worldwide volume growth to exceed three percent, with a higher increase anticipated in the Asia-Pacific region. PTA average annual growth is expected to be eight percent over the next decade, with the largest demand increase expected to be in the Asia-Pacific region, while worldwide PX demand is expected to grow about six percent per year. In order to meet expected growth in PTA and PX demand, the Company's chemical segment is expanding its wholly owned and joint-venture operations.

During the third quarter, Amoco announced an expansion of purified isophthalic acid (PIA) capacity at its Joliet, Ill., facility from the current 93,000 tons per year to 200,000 tons per year. Operations are expected to begin in first quarter 1998. Sale of Amoco Foam Products Company ("Amoco Foam") to a unit of Tenneco Inc. was also completed. Huntsman Chemical Corporation has signed an agreement to purchase Amoco's polystyrene assets.

The Company will continue to evaluate and divest marginal properties and underperforming assets. The Company also continues to seek attractive opportunities worldwide and is constantly reviewing strategic alternatives. Amoco and Shell Oil Company signed a letter of intent to form a limited partnership combining exploration and production assets in the greater Permian Basin area of west Texas and southeast New Mexico. Amoco will have a 65 percent interest in the joint venture, which is expected to produce approximately 210,000 gross barrels per day of crude oil and 250 million gross cubic feet per day of natural gas. Final agreement is contingent on the successful completion of ongoing discussions regarding design, management and operation of the company. Start up of the partnership is expected in the fourth quarter of 1996 or early 1997.


Liquidity and Capital Resources

Cash flows from operating activities amounted to $2,045 million in the first nine months of 1996 compared with $2,102 million in the comparable 1995 period. Working capital totaled $1,269 million at September 30, 1996, compared with $725 million at year-end 1995. The Company's current ratio was 1.30 to 1 at September 30, 1996 and 1.16 to 1 at year-end 1995. As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operating flexibility since the Company has ready access to both short- and long-term debt markets.

The Company's ratio of debt to debt-plus-equity on public obligations was 18.1 percent at September 30, 1996, compared with 20 percent at year-end 1995. Including debt with affiliates, the ratio was 37.3 percent at September 30, 1996, and 40.7 percent at year-end 1995. The ratio of earnings to fixed charges on public obligations was 13.5 to 1 for 1996's first nine months compared with 11.6 to 1 for the year ended December 31, 1995.

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

Proceeds from dispositions of property and other assets included $310 million received from the sale of Amoco Foam to a unit of Tenneco Inc.

On March 1, 1996, Albemarle Corporation's ("Albemarle") alpha-olefins, poly alpha olefins and synthetics alcohol businesses were purchased for approximately $500 million. The purchase involved about 550 employees and assets in Texas and Belgium.

Capital and exploration expenditures, excluding the Albemarle acquisition, totaled $2,654 million for the first nine months of 1996 compared with $2,271 million spent during the same period of 1995. The increase over the first nine months of 1995 reflected planned increases in spending in growth areas. Approximately 67 percent of the $2,654 million spent to date has occurred in exploration and production operations.

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


                  PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the challenge by the Internal Revenue Service ("IRS") of certain foreign income taxes as credits against Amoco's U.S. taxes that would otherwise have been payable for the years 1980 through 1989 in Part I, Item 3 of Amoco's 1995 Form 10-K and Part II,
Item 1 of Amoco's Forms 10-Q for the quarters ended March 31, 1996, and June 30, 1996. The IRS filed a Notice of Appeal of the decision in the U.S. Tax Court on October 9,
1996. The case will be sent to the United States Court of Appeals for the Seventh Circuit. Amoco believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. Consequently, this dispute is not expected to have a material adverse effect on the liquidity, results of operations or the consolidated financial position of Amoco.

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

                          Three Months     Nine months
                             Ended            Ended
                          September 30,    September 30,
                          1996     1995    1996     1995
                            (millions of dollars)
Revenues................  $ 90    $  67   $ 244    $ 189
Net income..............  $ 34    $  20   $  90    $  64


                                  Sept. 30,    Dec. 31,
                                    1996         1995
                                 (millions of dollars)
Current assets..................    $125         $ 73
Total assets....................    $527         $389
Current liabilities.............    $ 78         $ 49
Non-current liabilities.........    $198         $113
Shareholder's equity............    $251         $227


Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

Exhibit
Number

  12    Statement Setting Forth Computation of Ratio
        of Earnings to Fixed Charges.
  27    Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                          Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Amoco Company
                              (Registrant)


Date: November 12, 1996

                              Judith G. Boynton
                              Judith G. Boynton
                              Vice President and Controller
                              (Duly Authorized and Chief
                               Accounting Officer)