Form 10-K405
period 1996-12-31
AMOCO CO
filed 1997-03-21
CIK 766916

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934  No Fee Required

For the fiscal year ended December 31, 1996 or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No     .
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X. Number of shares outstanding as of March 21, 1997, was 100 shares.

                DOCUMENTS INCORPORATED BY REFERENCE
       1996 Annual Report on Form 10-K of Amoco Corporation

      Registrant  meets  the  conditions  set  forth  in  General
Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

                        AMOCO COMPANY


                           PART I

Items 1. and 2.  Business and Properties

      Amoco Company, a Delaware corporation (the "Company"), the principal wholly owned subsidiary of Amoco Corporation, an Indiana corporation ("Amoco"), functions as the holding company for substantially all of Amoco's petroleum and chemical operations, except Canadian petroleum operations and selected other activities. Amoco has guaranteed all presently outstanding public debt obligations of Amoco Company. The principal wholly owned subsidiaries of the Company and the businesses in which they are engaged are summarized below:

Amoco Production Company... Exploration, development and
                            production of crude oil, natural gas
                            and natural gas liquids ("NGL"), and
                            marketing of natural gas and NGL.
Amoco Oil Company.......... Refining, marketing and transporting of petroleum and related products.
Amoco Chemical Company..... Manufacture and sale of chemical products.

      Since the Company's operations are similar to those of Amoco, except for Canadian petroleum operations and selected other activities, the information contained in Items 1. and 2. "Business and Properties" of Amoco Corporation's 1996 Annual Report on Form 10-K is incorporated herein by reference. Information related to Canadian petroleum operations is identified separately therein and is not incorporated herein.

Item 3.  Legal Proceedings

      The information required by this item is incorporated by reference to Item 3 of Amoco Corporation's 1996 Annual Report on
Form 10-K.

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

Item 7.  Management's Narrative Analysis of Results of Operations

Results of Operations

1996 Compared With 1995

      The Company earned $2,402 million in 1996 compared with $1,798 million in 1995. Benefiting 1996 earnings was a third-quarter gain of $97 million from the sale of Amoco's polystyrene foam products business, and a fourth-quarter gain of $90 million from the drawdown of inventories valued under the last-in first-out ("LIFO") method. Adversely affecting 1995 earnings were non-cash charges of $287 million associated with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Also included in 1995 earnings was an $83 million gain related to the sale of Amoco Motor Club.

      Adjusting both years for special items, 1996 earnings were $2,215 million compared with 1995 earnings of $2,002 million. The increase in 1996 results reflected an increase in exploration and production earnings primarily driven by higher crude oil and natural gas prices and an increase in worldwide natural gas production. Offsetting this increase were lower chemical and petroleum product results, primarily reflecting lower margins.

     Sales and other operating revenues totaled $28.7 billion for 1996, an increase of 17 percent over the $24.4 billion recorded in 1995. Refined product revenues increased due to higher U.S. gasoline prices and sales volumes. Crude oil and natural gas revenues increased as a result of higher prices. Chemical revenues declined slightly reflecting lower prices and divestments offset by higher sales volumes associated with capacity additions and acquisitions.

      Total  costs  and  expenses increased 13 percent  in  1996.
Purchased   crude  oil,  natural  gas,  petroleum  products   and
merchandise costs increased 26 percent due to higher crude oil and natural gas prices and volumes.

      Selling and administrative expenses for 1996 increased by $191 million over 1995. Included in selling and administrative expenses was unfavorable currency effects of $73 million before tax in 1996 compared with favorable currency effects of $17 million before tax in 1995.

      Depreciation, depletion, amortization and retirements and abandonments ("DD&A") decreased $318 million compared with 1995.
Included in 1995 DD&A were impairment charges of $441 million associated with the adoption of SFAS No. 121.

      Interest  expense  other  than  affiliates  decreased  $127 million in 1996, reflecting lower interest related to revised estimates of tax obligations.


Liquidity and Capital Resources

     Cash flows from operating activities totaled $3.5 billion in 1996, compared with $3.7 billion in 1995. Working capital totaled $1,435 million at December 31, 1996, compared with $725 million at December 31, 1995. The Company's current ratio was 1.29 to 1 at year-end 1996, compared with 1.16 to 1 at year-end 1995. As a matter of policy, Amoco Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Company has ready access to both short- and long-term debt markets.

       Debt to debt-plus-equity ratio on outstanding public obligations was 17.4 percent at December 31, 1996, compared with 20 percent at December 31, 1995. Including debt with affiliates, the ratio was 36.8 at December 31, 1996, and 40.7 percent at year-end 1995.

     The Company believes that its strong financial position will permit the financing of business needs and opportunities as they arise. To maintain flexibility, a shelf registration statement for $500 million in debt securities remains on file with the Securities and Exchange Commission to permit ready access to capital markets.

      Amoco Corporation and Amoco Company guarantee the notes and debentures of Amoco Canada Petroleum Company Ltd. and Amoco
Argentina Oil Company ("Amoco Argentina"). In 1995, Amoco Argentina, an indirect wholly owned subsidiary of the Company, filed a shelf registration with the SEC for $200 million in debt securities, of which $100 million in debt securities were subsequently issued. In early 1997, the $100 million remaining under this registration was issued.

      Proceeds from dispositions of property and other assets included $310 million received from the sale of Amoco Foam
Company to a unit of Tenneco Inc.

      On  March  1,  1996, Albemarle Corporation's  ("Albemarle")
alpha-olefins,   poly  alpha  olefins  and   synthetics   alcohol
businesses were purchased for $535 million. The purchase involved about 550 employees and assets in Texas and Belgium.

       Capital and exploration expenditures, excluding the Albemarle acquisition, totaled $3,994 million for 1996 compared with $3,436 million spent during 1995. The increase over 1995 reflected planned increases in spending in growth areas. The majority of spending occurred in exploration and production operations.

     Investments in affiliates totaled $1,464 million at December 31, 1996. The investments reflect the Company's remaining interest in certain European chemical operations, of which 95 percent ownership was transferred to Amoco Corporation in 1994. Also reflected were the Company's purchases of Amoco Corporation's common stock.

       The   following   table  summarizes   selected   liquidity
information for the last three years as of December 31:

                               1996      1995      1994
Debt to debt-plus-equity
ratio on outstanding
public debt obligations ...    17.4      20.0      18.8
Debt to debt-plus-
equity ratio including
debt with affiliates ......    36.8      40.7      39.6
Current ratio .............    1.29      1.16      1.30
Ratio of earnings to
fixed charges* ............    14.2      11.6      20.4


* Earnings consist of income before income taxes and fixed charges; fixed charges include interest on outstanding public debt obligations, rental expense representative of an interest factor, and adjustments for certain companies accounted for by the equity method.
Including debt with affiliates, the ratio of earnings to fixed charges was 5.5 as of December 31, 1996, 4.4 as of December 31, 1995, and 13.0 as of December 31, 1994.

Item 8.  Financial Statements and Supplemental Information

Index to Financial Statements and Supplemental Information

                                                       Page
Financial Statements:
     Basis of Financial Statement Preparation ......    6

     Condensed Consolidated Statement of Income ....    7

     Condensed Consolidated Statement of
       Financial Position ..........................    8

     Condensed Consolidated Statement of Cash Flows     9

Supplemental Information:
     Supplemental Oil and Gas Exploration and
       Production Activities .......................   10

     Quarterly Financial Data ......................   10

      Separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted since, if considered in the aggregate, they would not constitute a significant subsidiary.

Financial Statements

Basis of Financial Statement Preparation

      The Company is a wholly owned subsidiary of Amoco and its presently outstanding public debt securities are guaranteed by Amoco. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 53, summarized financial data of the Company appear in a note to Amoco's 1996 audited consolidated financial statements. Such financial statements, together with the Report of Independent Accountants thereon of Amoco's 1996 Annual Report on Form 10-K are incorporated herein by reference.

      The unaudited condensed financial statements of the Company contained herein do not include all information and footnotes necessary for a complete presentation of results of operations and financial position in conformity with generally accepted accounting principles and should be read in conjunction with Amoco's audited consolidated financial statements.

                        AMOCO COMPANY



         CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  Year Ended December 31,

                                  1996       1995       1994
                                   (millions of dollars)
Revenues:
  Sales and other operating
    revenues ...............   $28,669    $24,404    $23,619
  Consumer excise taxes ....     3,386      3,339      3,409
  Other income .............       574        596        813
    Total revenues .........    32,629     28,339     27,841

Costs and Expenses:
  Purchased crude oil,
    natural gas, petroleum
    products and merchandise    16,067     12,778     12,330
  Operating expenses .......     4,091      3,991      4,190
  Petroleum exploration
    expenses, including
    exploratory dry holes ..       548        498        514
  Selling and administrative
    expenses ...............     1,909      1,718      1,901
  Taxes other than income
    taxes ..................     4,129      3,954      4,087
  Depreciation, depletion,
    amortization, and
    retirements and
    abandonments ...........     1,986      2,304      1,894
  Interest expense:
    Affiliates..............       496        491         86
    Other...................        53        180        151
  Net income applicable to
    Minority interest.......         6          5          -
    Total costs and expenses    29,285     25,919     25,153

Income before income taxes .     3,344      2,420      2,688
Income taxes ...............       942        622        810
Net income .................   $ 2,402    $ 1,798    $ 1,878

                        AMOCO COMPANY


   CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                               December 31,
                                              1996        1995
                   ASSETS                  (millions of dollars)
Current Assets:
  Cash ................................... $   222     $   145
  Marketable securities--at cost .........     767         855
  Accounts and notes receivable (less
    allowances of $14 at December 31,
    1996, and $12 at December 31, 1995) ..   3,899       2,744
  Inventories ............................     820         870
  Prepaid expenses and income taxes ......     653         689
    Total current assets .................   6,361       5,303

Investments and Other Assets:
  Affiliates .............................   1,464       1,428
  Other ..................................   1,376       1,063
                                             2,840       2,491
Properties--at cost, less accumulated
  depreciation, depletion and amorti-
  zation of $24,151 at December 31, 1996,
  and $23,337 at December 31, 1995 (The
  successful efforts method of accounting
  is followed for costs incurred in oil
  and gas producing activities) ..........  20,007      18,532
    Total assets ......................... $29,208     $26,326

    LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Current portion of long-term obligations $    74     $   196
  Short-term obligations .................     442         266
  Accounts payable .......................   2,663       2,496
  Accrued liabilities ....................     916         948
  Taxes payable (including income taxes) .     831         672
    Total current liabilities ............   4,926       4,578

Long-Term Obligations:
  Affiliate debt .........................   4,731       4,608
  Other debt .............................   2,190       2,177
  Capitalized leases .....................      76           -
                                             6,997       6,785

Deferred Credits and Other Non-Current Liabilities:
  Income taxes ...........................   2,592       2,502
  Other ..................................   1,932       1,895
                                             4,524       4,397
  Minority Interest ......................     131         110
  Shareholder's Equity ...................  12,630      10,456
    Total liabilities and shareholder's
      equity ............................. $29,208     $26,326

                        AMOCO COMPANY


       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                         Year Ended December 31,
                                          1996      1995      1994
                                          (millions of dollars)
Cash Flows From Operating Activities:
  Net income ......................... $ 2,402   $ 1,798   $ 1,878
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
  Depreciation, depletion,
    amortization, and retirements
    and abandonments .................   1,986     2,304     1,894
  (Increase) decrease in receivables .  (1,290)      142      (361)
  Increase in payables
    and accrued liabilities ..........     392        56       553
  Other ..............................      11      (575)       44
    Net cash provided by operating
      activities .....................   3,501     3,725     4,008

Cash Flows From Investing Activities:
  Capital expenditures ...............  (3,351)   (2,938)   (2,131)
  Proceeds from dispositions of
    property and other assets ........     604       180       316
  Other ..............................    (731)     (738)     (145)
    Net cash used in investing
      activities .....................  (3,478)   (3,496)   (1,960)

Cash Flows From Financing Activities:
  New long-term obligations ..........     265       412       118
  Repayment of long-term obligations .    (277)     (144)     (133)
  Distributions to Amoco Corporation . (198) (989) (837) Issuance of preferred stock by
    affiliate ........................       -       100         -
  Increase (decrease) in short-term
    obligations ......................     176       154      (540)
    Net cash used in financing
      activities .....................     (34)     (467)   (1,392)

(Decrease) increase in Cash and
  Marketable Securities ..............     (11)     (238)      656
Cash and Marketable Securities--
  Beginning of Year ..................   1,000     1,238       582
Cash and Marketable Securities--
  End of Year ........................ $   989   $ 1,000   $ 1,238

Supplemental Information

1.   Supplemental Oil and Gas Exploration and Production
Activities

      The supplemental information about oil and gas exploration and production activities for the Company is essentially the same as reported by Amoco, if Canadian exploration and production information is excluded. Therefore, the information with respect to supplemental oil and gas exploration and production activities is incorporated by reference to Amoco Corporation's 1996 Annual Report on Form 10-K. Information related to Canadian petroleum operations is identified separately therein and is not incorporated herein.

2.   Quarterly Financial Data

     Summarized quarterly financial data for the years ended
December 31, 1996 and 1995 are as follows:


               Revenues       Operating Profit*    Net Income*
             1996     1995      1996     1995      1996    1995
First ...  $7,404   $6,739    $  899   $  679    $  598  $  446
Second ..  $8,026   $7,195    $  803   $  810    $  510  $  502
Third ...  $8,272   $7,062    $  908   $  926    $  566  $  606
Fourth ..  $8,927   $7,343    $1,125   $  368    $  728  $  244


* Net income in the fourth quarter of 1996 included a gain of $90 million related to LIFO inventory levels. Third-quarter 1996 results included a gain on the sale of Amoco's polystyrene foam products business of $97 million. Net income in the fourth quarter of 1995 included charges of $287 million related to impairment of long-lived assets and a gain of $83 million on the sale of Amoco Motor Club.

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

                          ______________
                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  1 and 2.The  financial  statements,  supplemental  financial information and financial statement schedules, together with the report thereon of Price Waterhouse LLP dated February 26, 1997, appearing in Amoco Corporation's 1996 Annual Report on Form 10-K are incorporated by reference in Item 8 of this Form 10-K. Information related to Canadian petroleum operations is identified separately therein and is not incorporated herein. With the exception of the aforementioned information and the information incorporated in Items 1, 2, and 3 hereof, Amoco Corporation's 1996 Annual Report on Form 10-K is not deemed to be filed as part of this report.


     3.      Exhibits - See attached Index to Exhibits.


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended
December 31, 1996.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 21st day of March, 1997.


                                          Amoco Company
                                           (Registrant)



                                           JOHN L. CARL
                                           John L. Carl
                                           (President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 1997.

         Signatures                     Titles


   JOHN L. CARL                 President and Director
   John L. Carl                (Principal Executive Officer)


   W. R. HUTCHINSON            Vice President, Treasurer, and
   W. R. Hutchinson               Director
                               (Principal Financial Officer)


   JUDITH G. BOYNTON           Vice President and Controller
   Judith G. Boynton          (Principal Accounting Officer)


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

9       None.

10      None.

11      None required.

12      Statement Setting Forth Computation of
        Ratio of Earnings to Fixed Charges for the
        five years ended December 31, 1996.                     *

13      Amoco Corporation's 1996 Annual Report on
        Form 10-K is incorporated herein by reference
        as described in this 1996 Form 10-K.                    *

16      None.

18      None.

19      None.

21      None required.

23      None required.

24      None.

27      Financial Data Schedule for the year
        ended December 31, 1996.                                *

28      None.
____________
* Included herein.