Form 10-Q
period 1997-03-31
AMOCO CO
filed 1997-05-13
CIK 766916

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1997 or

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

Number of shares outstanding as of March 31, 1997--100.

Registrant meets the conditions set forth in General Instructions
H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                  PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statement of Income
(millions of dollars)
                                            Three Months
                                               Ended
                                              March 31,
                                            1997      1996

Revenues:
  Sales and other operating revenues..... $ 7,153   $ 6,482
  Consumer excise taxes..................     815       819
  Other income...........................     106       103
    Total revenues.......................   8,074     7,404

Costs and Expenses:
  Purchased crude oil, natural gas,
    petroleum products and merchandise...   4,035     3,457
  Operating expenses.....................   1,045       958
  Petroleum exploration expenses,
    including exploratory dry holes......     149       105
  Selling and administrative expenses....     409       444
  Taxes other than income taxes..........   1,023     1,001
  Depreciation, depletion, amortization,
    and retirements and abandonments.....     484       464
  Interest expense:
    Affiliates...........................     124       121
    Other................................      36        26
      Total costs and expenses...........   7,305     6,576

Income before income taxes...............     769       828

Income taxes.............................     213       230

Net income............................... $   556   $   598

Condensed Consolidated Statement of Financial Position
(millions of dollars)
                                            March 31,  Dec. 31,
                                              1997       1996
ASSETS
Current Assets:
  Cash ...................................  $   220    $   222
  Marketable securities--at cost..........      777        767
  Accounts and notes receivable (less
    allowances of $15 at March 31, 1997,
    and $14 at December 31, 1996).........    4,246      3,899
  Inventories.............................    1,019        820
  Prepaid expenses and income taxes.......      632        653
    Total current assets..................    6,894      6,361

Investments and Other Assets:
  Affiliates..............................    1,538      1,464
  Other...................................    1,440      1,376
                                              2,978      2,840
Properties--at cost, less accumulated
  depreciation, depletion and amorti-
  zation of $24,519 at March 31, 1997,
  and $24,151 at December 31, 1996 (The
  successful efforts method of accounting
  is followed for costs incurred in oil
  and gas producing activities)...........   19,937     20,007
    Total assets..........................  $29,809    $29,208

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Current portion of long-term obligations  $   265    $    74
  Short-term obligations..................      719        442
  Accounts payable........................    2,253      2,663
  Accrued liabilities.....................    1,016        916
  Taxes payable (including income taxes)..      847        831
    Total current liabilities.............    5,100      4,926

Long-Term Obligations:
  Affiliates..............................    4,645      4,731
  Other debt..............................    2,076      2,190
  Capitalized Leases......................       83         76
                                              6,804      6,997
Deferred Credits and Other Non-Current
  Liabilities:
  Income taxes............................    2,761      2,592
  Other...................................    1,882      1,932
                                              4,643      4,524
Minority Interest.........................      131        131
Shareholder's Equity......................   13,131     12,630
    Total liabilities and shareholder's
      equity..............................  $29,809    $29,208

Condensed Consolidated Statement of Cash Flows
(millions of dollars)
                                                  Three Months Ended
                                                       March 31,
                                                    1997      1996
Cash Flows from Operating Activities:
  Net income...................................   $   556   $   598
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirement and abandonments..........       484       464
    Other......................................      (783)     (643)
    Net cash provided by operating activities..       257       419

Cash Flows from Investing Activities:
  Capital expenditures.........................      (715)     (633)
  Proceeds from dispositions of property and
    other assets...............................       245       131
  Net investments, advances and business
    acquisitions...............................      (128)     (563)
  Proceeds from sales of investments...........        34         -
  Other........................................        10         3
    Net cash used in investing activities......      (554)   (1,062)

Cash Flows from Financing Activities:
  New long-term obligations....................       130        16
  Repayment of long-term obligations...........      (102)     (191)
  Increase in short-term obligations...........       277       336
    Net cash used in financing activities......       305       161

Increase (decrease) in Cash and Marketable
  Securities...................................         8      (482)
Cash and Marketable Securities-Beginning of
  Period.......................................       989     1,000
Cash and Marketable Securities-End of Period...   $   997   $   518

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


Item 2. Management's Narrative Analysis of Results of Operations

Results of Operations

Net income for the first quarter of 1997 amounted to $556 million compared with $598 million for the first quarter of 1996. The decrease in earnings for the first quarter of 1997 reflected lower petroleum products earnings as a result of higher refining maintenance costs and lower throughput. Chemical earnings declined reflecting lower margins compared with high prior-year levels. Partly offsetting were higher exploration and production ("E&P") earnings, primarily attributable to higher energy prices.

Sales and other operating revenues totaled $7.2 billion for the first quarter of 1997, 10 percent higher than the $6.5 billion reported in the corresponding 1996 period. Natural gas, crude oil and refined products revenues increased 27 percent, 17 percent and six percent, respectively, primarily reflecting higher prices.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $4 billion for the first three months of 1997, 17 percent higher than 1996's first three months. The increase was primarily attributable to higher crude oil purchase prices.

Operating expenses of $1 billion increased nine percent over first-quarter 1996, reflecting higher refining maintenance expenses and an increase in U.S. production costs. Exploration costs of $149 million increased 42 percent over the first-quarter of 1996, mainly due to higher dry hole costs overseas.


Outlook

The Company and the oil industry will continue to be affected by the volatility of crude oil and natural gas prices. Also, affecting chemicals and petroleum products activities is the overall industry product supply and demand balance. Amoco's future performance is expected to continue to be impacted by ongoing cost reduction programs; the divestment of marginal properties and underperforming assets; application of new technologies; and new governmental regulations.

Amoco's exploration efforts will continue to target those areas that offer the most potential. Amoco will pursue areas that capitalize on its natural gas resources and continue to expand internationally. Amoco's worldwide barrel-oil-equivalent production is expected to increase from 1996 levels over the next five years, with the largest increases expected to occur in the later years. Production in 1997 is expected to increase, with incremental production anticipated from the Gulf of Mexico, and production from Venezuela, Colombia and Bolivia.

In the petroleum products sector, Amoco does not anticipate a significant improvement in U.S. industry refining margins in the near term. Amoco will continue to pursue additional cost reduction programs and improved asset utilization. Amoco's marketing strategy will continue to emphasize brand product quality and growth in its position as a convenience retailer. Strategic alliances with such companies as McDonald's Corporation and Femsa in Mexico are expected to be expanded.

In the chemical sector, Amoco's overall strategy is to manage its portfolio to optimize the quality of its businesses through acquisitions, divestments and selectively investing in local market growth for existing businesses. While current industry excess PTA capacity is putting downside pressure on margins, long-term worldwide growth is expected to be 8 percent. PX long-term annual growth is expected to be 6 percent. In order to meet expected growth in PTA and paraxylene, the Company's chemical
segment   is   expanding  its  wholly  owned  and  joint-ventures
operations.


Liquidity and Capital Resources

Cash flows from operating activities amounted to $257 million in the first three months of 1997 compared with $419 million in the comparable 1996 period. Working capital totaled $1,794 million at March 31, 1997, compared with $1,435 million at year-end 1996. The Company's current ratio was 1.35 to 1 at March 31, 1997 and
1.29 to 1 at year-end 1996. As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operating flexibility since the Company has ready access to both short- and long-term debt markets.

The Company's ratio of debt to debt-plus-equity on public obligations was 18.7 percent at March 31, 1997, compared with
17.4 percent at year-end 1996. Including debt with affiliates, the ratio was 36.7 percent at March 31, 1997, and 36.8 percent at year-end 1996. The ratio of earnings to fixed charges on public obligations was 13.2 to 1 for 1997's first three months compared with 14.2 to 1 for the year ended December 31, 1996.

The Company believes that its strong financial position will permit the financing of business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Company the flexibility to meet short-term working capital and other temporary requirements. At March 31, 1997, bank lines of credit available to support commercial paper borrowings amounted to $500 million, all of which were supported by commitment fees.

The Company also may utilize its favorable access to long-term debt markets to finance profitable growth opportunities. A $500 million shelf registration statement in debt securities remains on file with the Securities and Exchange Commission ("SEC") to permit ready access to capital markets.


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

Capital and exploration expenditures for the first three months of 1997 totaled $864 million compared with $738 million for the similar 1996 period. Approximately 75 percent of the 1997 expenditures was spent in E&P operations. In April 1997, the Company pre-funded $307 million of expenditures related to the operatorship and 50 percent ownership in a Bolivian oil and gas company, Empresa Petrolera Chaco.

Investments in affiliates totaled $1,538 million at March 31, 1997. The investments reflect the Company's remaining interest in certain European chemical operations, of which 95 percent ownership was transferred to Amoco Corporation in 1994. Also reflected were the Company's purchases of Amoco Corporation's common stock.

Altura Energy Ltd. ("Altura") began operations March 1, 1997. Altura, a limited partnership formed by Amoco and Shell Oil Company, combined the two companies' E&P assets in the Permian Basin area of west Texas and southeast New Mexico. Amoco has a 64 percent interest.

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


"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995.

Statements in this report that are not historical facts, including statements under the heading of "Outlook" and other statements about industry and company growth, estimates of expenditures and savings, and other trend projections are forward looking statements. The statements are based on current expectations and involve risk and uncertainties. Actual future results or trends may differ materially depending on a variety of factors. These include specific factors identified in the discussion accompanying such forward looking statements, industry product supply and pricing, political stability and economic growth in relevant areas of the world, the Company's successful execution of its internal performance plans, successful partnering, actions of competitors, natural disasters and other changes to business conditions.

                  PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the challenge by the Internal Revenue Service of certain foreign income taxes as credits against Amoco's U.S. taxes that otherwise would have been payable for the years 1980 through 1992 in Part I, Item 3 of the Company's Form 10-K.

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

                                        Three Months
                                           Ended
                                         March 31,
                                       1997      1996
                                   (millions of dollars)
    Revenues........................   $  85     $ 75
    Net income......................   $  32     $ 27

                                     March 31  Dec. 31,
                                       1997      1996
                                   (millions of dollars)

    Current assets..................   $ 322     $ 251
    Total assets....................   $ 699     $ 613
    Current liabilities.............   $  96     $  87
    Non-current liabilities.........   $ 282     $ 237
    Shareholder's equity............   $ 321     $ 289


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number

  12    Statement Setting Forth Computation of Ratio
        of Earnings to Fixed Charges.
  27    Financial Data Schedule.


(b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Amoco Company
                              (Registrant)


Date: May 13, 1997

                              Judith G. Boynton
                              Judith G. Boynton
                              Vice President and Controller
                              (Duly Authorized and Chief
                               Accounting Officer)