Form 10-Q
period 1997-06-30
AMOCO CO
filed 1997-08-13
CIK 766916

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1997 or

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

Number of shares outstanding as of June 30, 1997--100.

Registrant meets the conditions set forth in General Instructions
H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                  PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statement of Income
(millions of dollars)
                                       Three Months      Six Months
                                          Ended             Ended
                                         June 30,          June 30,
                                       1997     1996      1997     1996

Revenues:
  Sales and other operating revenues $ 6,862  $ 7,098   $14,015  $13,580
  Consumer excise taxes.............     868      844     1,683    1,663
  Other income......................      96       84       202      187

    Total revenues..................   7,826    8,026    15,900   15,430

Costs and Expenses:
  Purchased crude oil, natural
    gas, petroleum products and
    merchandise.....................   3,785    4,028     7,820    7,485
  Operating expenses................   1,053    1,070     2,098    2,028
  Petroleum exploration expenses,
    including exploratory dry holes.     118      108       267      213
  Selling and administrative
    expenses........................     449      492       858      936
  Taxes other than income taxes.....   1,038    1,019     2,061    2,020
  Depreciation, depletion, amorti-
    zation, and retirements
    and abandonments................     452      480       936      944
  Interest expense:
    Affiliates......................     127      124       251      245
    Other...........................      55       15        91       41
      Total costs and expenses......   7,077    7,336    14,382   13,912

Income before income taxes..........     749      690     1,518    1,518

Income taxes........................     203      180       416      410

Net income.......................... $   546  $   510   $ 1,102  $ 1,108

Condensed Consolidated Statement of Financial Position
(millions of dollars)
                                                 June 30,   Dec. 31,
                                                   1997       1996
ASSETS
Current Assets:
  Cash ......................................... $   200    $   222
  Marketable securities--at cost................     388        767
  Accounts and notes receivable (less
    allowances of $16 at June 30, 1997,
    and $14 at December 31, 1996)...............   4,543      3,899
  Inventories...................................     976        820
  Prepaid expenses and income taxes.............     789        653
    Total current assets........................   6,896      6,361

Investments and Other Assets:
  Affiliates....................................   1,485      1,464
  Other.........................................   1,978      1,376
                                                   3,463      2,840
Properties--at cost, less accumulated
  depreciation, depletion and amortization of
  $24,783 at June 30, 1997, and $24,151 at
  December 31, 1996 (The successful efforts
  method of accounting is followed for costs
  incurred in oil and gas producing activities).  20,636     20,007
    Total assets...........................      $30,995    $29,208

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Current portion of long-term obligations...... $    97    $    74
  Short-term obligations........................     899        442
  Accounts payable..............................   2,264      2,663
  Accrued liabilities...........................   1,007        916
  Taxes payable (including income taxes)........     705        831
    Total current liabilities...................   4,972      4,926

Long-Term Obligations:
  Affiliates....................................   4,803      4,731
  Other debt....................................   2,519      2,190
  Capitalized Leases............................      89         76
                                                   7,411      6,997
Deferred Credits and Other Non-Current Liabilities:
  Income taxes..................................   2,793      2,592
  Other.........................................   1,853      1,932
                                                   4,646      4,524
Minority Interest...............................     427        131
Shareholder's Equity............................  13,539     12,630
    Total liabilities and shareholder's equity.. $30,995    $29,208

Condensed Consolidated Statement of Cash Flows
(millions of dollars)
                                                  Six Months Ended
                                                      June 30,
                                                   1997      1996
Cash Flows from Operating Activities:
  Net income...................................  $ 1,102   $ 1,108
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirements and abandonments.........      936       944
    Other......................................   (1,453)     (894)
    Net cash provided by operating activities..      585     1,158

Cash Flows from Investing Activities:
  Capital expenditures.........................   (1,411)   (1,434)
  Proceeds from dispositions of property and
    other assets...............................      205       166
  Net investments, advances and business
    acquisitions...............................     (516)     (596)
  Proceeds from sales of investments...........       34         -
  Other........................................       13        (4)
    Net cash used in investing activities......   (1,675)   (1,868)

Cash Flows from Financing Activities:
  New long-term obligations....................      555        91
  Repayment of long-term obligations...........     (190)     (235)
  Dividends paid...............................     (133)        -
  Increase in short-term obligations...........      457       478
    Net cash used in financing activities......      689       334

Decrease in Cash and Marketable Securities.....     (401)     (376)
Cash and Marketable Securities-Beginning of
  Period.......................................      989     1,000
Cash and Marketable Securities-End of Period...  $   588   $   624

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


Item 2. Management's Narrative Analysis of Results of Operations

Results of Operations

Net income for the second quarter of 1997 amounted to $546 million compared with $510 million for the second quarter of 1996. The increase for the second quarter of 1997 reflected higher refining margins and increased volumes in petroleum products and most chemical product lines. Partially offsetting were lower worldwide crude oil prices and lower U.S. crude oil and natural gas production.

Net income for the first six months of 1997 totaled $1,102 million about the same as the comparable 1996 period. Favorably affecting 1997 results were higher energy prices earlier in the year and improved petroleum products operations. Offsetting were lower chemical earnings compared with 1996, mainly as a result of lower paraxylene margins.

Sales and other operating revenues totaled $6.9 billion for the second quarter of 1997, three percent lower than the $7.1 billion reported in the corresponding 1996 period. Crude oil and refined product revenues decreased ten percent and four percent, respectively, for the quarter, mainly reflecting lower prices. Year-to-date sales and other operating revenue increased three percent, primarily resulting from higher prices for natural gas, crude oil and refined products.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $3.8 billion for the second quarter of 1997, six percent lower than the comparable quarter for 1996. The decrease is primarily due to lower crude oil purchase prices and volumes. Purchases of crude oil, natural gas, petroleum products and merchandise for the first six months of 1997 were $7.8 billion compared with $7.5 billion for 1996, primarily attributable to higher refined products volumes.

Operating expenses for the first six months of 1997 totaled  $2.1 billion compared with $2 billion for 1996, reflecting higher refining maintenance expenses in the first quarter and higher
U.S. production costs.

Exploration  expenses for the first six months  of  1997  totaled
$267 million compared with $213 million for 1996, as a result of higher dry hole costs overseas.

Selling and administration expenses for the second quarter of 1997 were $449 million compared with $492 million for the similar 1996 period. Year-to-date selling and administration expenses were $858 million for 1997 compared to $936 million for 1996. Reflected in year-to-date 1997 results were favorable before-tax currency effects of $2 million compared with unfavorable before-tax currency effects of $15 million for the comparable 1996 period.

Interest expense other than affiliates totaled $55 million and $91 million for the second quarter and six months of 1997, respectively, compared with $15 million and $41 million for the comparable 1996 periods. Included in the second quarter of 1996 was lower interest expense on tax obligations.

Outlook

The Company and the petroleum industry will continue to be affected by the volatility of crude oil and natural gas prices. Also, affecting chemicals and petroleum products activities is the overall industry product supply and demand balance. Amoco's future performance is expected to continue to be impacted by ongoing cost reduction programs; the divestment of non-strategic assets; application of new technologies; and new governmental regulations.

The Company will pursue areas that capitalize on its natural gas resources and continue to expand internationally. As announced in June, Amoco plans to divest a number of its oil and gas properties and royalty interests in the United States as part of a major refocusing of its U.S. exploration and production business. The properties account for about 10 percent of U.S. net production. The proceeds from the divestments will be used to fund growth opportunities in and outside North America and for general corporate purposes.

Amoco's worldwide barrel-oil-equivalent production is expected to increase from 1996 levels by 25 percent over the next five years, with the largest increases expected to occur in the later years. Production in 1997 is expected to decrease slightly from year-end 1996, with incremental production from the Gulf of Mexico, and production from Venezuela, Colombia and Bolivia, being offset by normal field declines and dispositions.

In petroleum products, Amoco does not anticipate a significant improvement in U.S. industry refining margins in the near term. Amoco will continue to pursue additional cost reduction programs and improved asset utilization. Amoco's marketing strategy will continue to emphasize brand product quality and growth in its position as a convenience retailer. Strategic alliances with such companies as McDonald's Corporation and Femsa in Mexico are expected to continue.

In chemicals, Amoco's overall strategy is to manage its portfolio to optimize the quality of its businesses through acquisitions and divestments, and selectively invest in local market growth for existing businesses. While current industry excess purified terephthalic acid ("PTA") capacity is putting downside pressure on margins, long-term worldwide growth is expected to be eight percent. Paraxylene ("PX") long-term annual growth is expected to be seven percent. In order to meet expected growth in PTA and PX, the Company is expanding its wholly owned and joint-ventures operations.


Liquidity and Capital Resources

Cash flows from operating activities amounted to $585 million in the first half of 1997 compared with $1,158 million in the comparable 1996 period. Working capital totaled $1,924 million at June 30, 1997, compared with $1,435 million at year-end 1996. The Company's current ratio was 1.39 to 1 at June 30, 1997 and 1.29 to 1 at year-end 1996. As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operating flexibility since the Company has ready access to both short- and long-term debt markets.

Long-term receivables and other assets at June 30, 1997 included $280 million in restricted cash and investments committed to the operatorship of a Bolivian oil and gas company, Empresa Petrolera Chaco. Amoco completed the agreement for operatorship and 50 percent ownership of Empresa Petrolera Chaco in April 1997.

The Company's ratio of debt to debt-plus-equity on public obligations was 20.1 percent at June 30, 1997, compared with 17.4 percent at year-end 1996. Including debt with affiliates, the ratio was 37.3 percent at June 30, 1997, and 36.8 percent at year-end 1996. The ratio of earnings to fixed charges on public obligations was 11.5 to 1 for 1997's first six months compared with 14.2 to 1 for the year ended December 31, 1996.

The Company believes that its strong financial position will permit the financing of business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Company the flexibility to meet short-term working capital and other temporary requirements. At June 30, 1997, bank lines of credit available to support commercial paper borrowings amounted to $500 million, all of which were supported by commitment fees.

The Company also may utilize its favorable access to long-term debt markets to finance profitable growth opportunities and other business needs. In early August 1997, the Company issued $300 million in 10-year, 6.5% guaranteed notes from a $500 million Securities and Exchange Commission ("SEC") shelf registration statement.

Capital and exploration expenditures for the first six months of 1997 totaled $1,678 million compared with $1,647 million for the similar 1996 period. Excluded from this amount were expenditures related to Empresa Petrolera Chaco. The capital and exploration expenditures for the first six months of 1996 exclude the purchase of Albemarle Corporation's alpha-olefins, poly alpha olefins and synthetic alcohol businesses for $535 million.

Investments in affiliates totaled $1,485 million at June 30, 1997. The investments reflect the Company's remaining interest in certain European chemical operations, of which 95 percent ownership was transferred to Amoco Corporation in 1994. Also reflected were purchases of Amoco Corporation's common stock, in connection with Amoco's two-year $2 billion common stock repurchase program.

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

                  PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the challenge by the Internal Revenue Service of certain foreign income taxes as credits against Amoco's U.S. taxes that otherwise would have been payable for the years 1980 through 1992 in Part I, Item 3 of the Company's 1996 Form 10-K.

Twelve proceedings instituted by governmental authorities are pending or known to be contemplated against the Company and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations. The Company estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $7.5 million.

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


Item 2.  Changes in Securities
Not applicable.


Item 3.  Defaults upon Senior Securities
Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.


Item 5.  Other Information

Shown below is summarized financial information for the Company's indirectly wholly owned subsidiary, Amoco Argentina.

                           Three Months     Six Months
                              Ended           Ended
                             June 30,        June 30,
                            1997   1996     1997    1996
                                    (millions of dollars)

    Revenues.............  $  68  $  79    $ 153   $ 154
    Net income...........  $  24  $  29    $  56   $  56

                                   June 30  Dec. 31,
                                     1997     1996
                                      (millions of dollars)

    Current assets...............   $  61    $ 251
    Total assets.................   $ 458    $ 613
    Current liabilities..........   $ 106    $  87
    Non-current liabilities......   $ 280    $ 237
    Shareholder's equity.........   $  72    $ 289



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number

  12    Statement Setting Forth Computation of Ratio
        of Earnings to Fixed Charges.
  27    Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Amoco Company
                              (Registrant)


Date: August 13, 1997

                              Judith G. Boynton
                              Judith G. Boynton
                              Vice President and Controller
                              (Duly Authorized and Chief
                               Accounting Officer)