Form 10-Q
period 1997-09-30
AMOCO CO
filed 1997-11-13
CIK 766916

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1997 or

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

Number of shares outstanding as of September 30, 1997--100.

Registrant meets the conditions set forth in General Instructions
H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                  PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statement of Income
(millions of dollars)
                                       Three Months      Nine Months
                                          Ended             Ended
                                       September 30,     September 30,
                                       1997     1996      1997     1996

Revenues:
  Sales and other operating revenues $ 7,317  $ 7,149   $21,332  $20,729
  Consumer excise taxes.............     894      868     2,577    2,531
  Other income......................      88      255       290      442

    Total revenues..................   8,299    8,272    24,199   23,702

Costs and Expenses:
  Purchased crude oil, natural
    gas, petroleum products and
    merchandise.....................   4,094    4,157    11,914   11,642
  Operating expenses................   1,141    1,029     3,239    3,057
  Petroleum exploration expenses,
    including exploratory dry holes.     120      148       387      361
  Selling and administrative
    expenses........................     409      433     1,267    1,369
  Taxes other than income taxes.....   1,038    1,068     3,099    3,088
  Depreciation, depletion, amorti-
    zation, and retirements
    and abandonments................     479      498     1,415    1,442
  Interest expense:
    Affiliates......................     128      131       379      376
    Other...........................      81       16       172       57
      Total costs and expenses......   7,490    7,480    21,872   21,392

Income before income taxes..........     809      792     2,327    2,310

Income taxes........................     341      226       757      636

Net income.......................... $   468  $   566   $ 1,570  $ 1,674

Condensed Consolidated Statement of Financial Position
(millions of dollars)
                                                 Sept. 30,  Dec. 31,
                                                   1997       1996
ASSETS
Current Assets:
  Cash ......................................... $   140    $   222
  Marketable securities--at cost................     579        767
  Accounts and notes receivable:
    Affiliates..................................   2,392        745
    Other (less allowances of $15 at
      September 30, 1997 and $14 at
      December 31, 1996)........................   3,037      3,154
  Inventories...................................     960        820
  Prepaid expenses, income taxes and other......     884        653
    Total current assets........................   7,992      6,361

Investments and Other Assets:
  Affiliates....................................   1,410      1,464
  Other.........................................   1,694      1,376
                                                   3,104      2,840
Properties--at cost, less accumulated
  depreciation, depletion and amortization of
  $24,979 at September 30, 1997, and $24,151 at
  December 31, 1996 (The successful efforts
  method of accounting is followed for costs
  incurred in oil and gas producing activities).  20,647     20,007
    Total assets...........................      $31,743    $29,208

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Current portion of long-term obligations...... $    95    $    74
  Short-term obligations........................     786        442
  Accounts payable..............................   2,149      2,663
  Accrued liabilities...........................     923        916
  Taxes payable (including income taxes)........     900        831
    Total current liabilities...................   4,853      4,926

Long-Term Obligations:
  Affiliates....................................   4,733      4,731
  Other debt....................................   2,936      2,190
  Capitalized Leases............................      89         76
                                                   7,758      6,997
Deferred Credits and Other Non-Current Liabilities:
  Income taxes..................................   2,856      2,592
  Other.........................................   1,871      1,932
                                                   4,727      4,524
Minority Interest...............................     421        131
Shareholder's Equity............................  13,984     12,630
    Total liabilities and shareholder's equity.. $31,743    $29,208

Condensed Consolidated Statement of Cash Flows
(millions of dollars)
                                                  Nine Months Ended
                                                    September 30,
                                                   1997      1996
Cash Flows from Operating Activities:
  Net income...................................  $ 1,570   $ 1,674
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirements and abandonments.........    1,415     1,442
    Other......................................   (2,028)   (1,071)
    Net cash provided by operating activities..      957     2,045

Cash Flows from Investing Activities:
  Capital expenditures.........................   (2,032)   (2,293)
  Proceeds from dispositions of property and
    other assets...............................      244       586
  Net investments, advances and business
    acquisitions...............................     (587)     (619)
  Proceeds from sales of investments...........       77         -
  Other........................................      143        (2)
    Net cash used in investing activities......   (2,155)   (2,328)

Cash Flows from Financing Activities:
  New long-term obligations....................      993        85
  Repayment of long-term obligations...........     (273)     (237)
  Dividends paid...............................     (136)        -
  Increase in short-term obligations...........      344       199
    Net cash used in financing activities......      928        47

Decrease in Cash and Marketable Securities.....     (270)     (236)
Cash and Marketable Securities-Beginning of
  Period.......................................      989     1,000
Cash and Marketable Securities-End of Period...  $   719   $   764

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


Item 2. Management's Narrative Analysis of Results of Operations

Results of Operations

Net income for the third quarter of 1997 of $468 million compared with $566 million for the third quarter 1996. Included in 1996 earnings was a $97 million after-tax gain on the sale of Amoco's polystyrene foam products business. Excluding this gain, 1997 third-quarter earnings were the same as 1996 earnings. Favorably affecting third-quarter earnings were stronger refining margins offset by lower worldwide crude oil prices and lower U.S. production volumes.

Net income for the first nine months of 1997 totaled $1,570 million slightly below 1996 after adjusting 1996 earnings for the $97 million asset-sale gain. Favorably affecting 1997 earnings were higher exploration and production results due to higher natural gas prices, and improved refining operations. Offsetting were lower chemical earnings compared to 1996, mainly as a result of lower paraxylene margins.

Sales and other operating revenues totaled $7.3 billion for the third quarter of 1997 and $21.3 billion for the first nine months of 1997, approximately two percent and three percent higher, respectively, than the comparable 1996 periods. The increase for both periods was primarily attributable to higher prices for natural gas and refined products.

The decline in other income for both year-to-date and third quarter 1997 mainly reflected the absence of the 1996 gain on the sale of the polystyrene foam products business.

Operating expenses for the third quarter and nine months of  1997 increased over the comparable 1996 periods, reflecting higher refining maintenance expenses, primarily in the first quarter, and higher U.S. production costs.

Third-quarter 1997 exploration expenses decreased $28 million to $120 million reflecting lower dry hole costs worldwide. For the first nine months of 1997, exploration expenses totaled $387 million, an increase of seven percent over 1996 year-to-date expenses. Higher dry hole costs overseas were partially offset by lower exploration expenses in the United States.

Selling and administrative expenses for the third quarter of 1997 were $409 million compared with $433 million for the similar 1996 period. Third-quarter 1997 expenses included favorable before-tax currency effects of $17 million compared with unfavorable before-tax currency effects of $1 million for the comparable 1996 period. Year-to-date selling and administrative expenses were $1,267 million for 1997 compared to $1,369 million for 1996. Reflected in year-to-date 1997 expenses were favorable before-tax currency effects of $19 million compared with unfavorable before-tax currency effects of $16 million for the comparable 1996 period.

Interest expense other than affiliates totaled $81 million and $172 million for the third quarter and nine months of 1997, respectively, compared with $16 million and $57 million for the comparable 1996 periods. The increase reflected an increase in long-term debt and associated interest expense on revised estimates of litigation and tax obligations. Included in the third quarter of 1996 was a reduction of interest expense on revised estimates of tax obligations.

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

The Company will pursue areas that capitalize on its natural gas resources and continue to expand internationally. As announced in June, Amoco plans to divest a number of its oil and gas properties and royalty interests in the United States as part of a major refocusing of its U.S. exploration and production business. During the third quarter of 1997, Amoco had a sale pending for the San Juan Basin properties in New Mexico. There are three remaining packages of non-core U.S. crude oil and natural gas properties expected to be sold by year-end 1997 or early 1998. Amoco has also agreed to sell its intrastate pipeline unit in Texas. The proceeds from the divestments will be invested in more strategic areas.

Amoco's worldwide barrel-oil-equivalent production is expected to increase from 1996 levels by 25 percent over the next five years, with the largest increases expected to occur in the later years. Production in 1997 is expected to decrease from year-end 1996, with incremental production from the Gulf of Mexico, and production from Venezuela, Colombia and Bolivia, being offset by normal field declines and dispositions.

Amoco Argentina and Bridas Corporation ("Bridas") are in the process of creating a jointly owned company called Pan American Energy LLC. The new diversified enterprise will be formed, pending definitive agreements, by contributing the respective assets of Amoco and Bridas in the Southern Cone of South America and will create the second largest producer of crude oil and natural gas in Argentina. Amoco will hold a 60 percent interest in the new venture.

Amoco also recently formed a limited partnership with YPF S.A., called Crescendo Resources L.P., to manage about one trillion cubic feet of natural gas in the Texas Panhandle and western Oklahoma. The combined resources are expected operate more efficiently and allow the opportunity of sharing best practices and technology of both partners.

Recently,  Amoco announced a definitive agreement with Shell  Oil
Company to build a natural gas processing plant in Mississippi to handle anticipated production increases in the Gulf of Mexico.

In petroleum products, recent refinery operations have seen improved margins over the last nine months. However, Amoco anticipates a return to more historical levels in U.S. industry refining margins in the long-term. Amoco will continue to pursue additional cost reduction programs and improved asset utilization. Amoco's marketing strategy will continue to emphasize brand product quality and growth in its position as a convenience retailer. Strategic alliances with such companies as McDonald's Corporation and Femsa in Mexico are expected to continue.

In chemicals, Amoco's overall strategy is to manage its portfolio to optimize the quality of its businesses through acquisitions and divestments, and selectively invest in local market growth for existing businesses. While current industry excess purified terephthalic acid ("PTA") capacity is putting downside pressure on margins, long-term worldwide annual growth is expected to be eight percent. Paraxylene ("PX") long-term annual growth is expected to be seven percent. In order to meet expected growth in PTA and PX, the Company is expanding its wholly owned and joint-ventures operations. Amoco's naphthalene dicarboxylate ("NDC") plant in Decatur, Alabama achieved full-scale production capacity of 27,000 tons in the third quarter of 1997. Amoco plans on expanding the capacity to between 40,000 and 50,000 tons by 1999.


Liquidity and Capital Resources

Cash flows from operating activities amounted to $957 million in the first nine months of 1997 compared with $2,045 million in the comparable 1996 period. Working capital totaled $3,139 million at September 30, 1997, compared with $1,435 million at year-end 1996. The Company's current ratio was 1.65 to 1 at September 30, 1997 and 1.29 to 1 at year-end 1996. As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Company has ready access to both short- and long-term debt markets.

Long-term receivables and other assets at September 30, 1997, included $271 million in restricted cash and investments committed to the operatorship of a Bolivian oil and gas company, Empresa Petrolera Chaco. Amoco completed the agreement for operatorship and 50 percent ownership of Empresa Petrolera Chaco in April 1997.

The Company's ratio of debt to debt-plus-equity (excluding debt with affiliates) was 20.9 percent at September 30, 1997, compared with 17.4 percent at year-end 1996. Including debt with affiliates, the ratio was 37.2 percent at September 30, 1997, and
36.8 percent at year-end 1996. The ratio of earnings to fixed charges on obligations, excluding debt with affiliates, was 11.8 to 1 for first nine months of 1997 compared with 14.2 to 1 for the year ended December 31, 1996.

The Company believes that its strong financial position will permit the financing of business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Company the flexibility to meet short-term working capital and other temporary requirements. At September 30, 1997, bank lines of credit available to support commercial paper borrowings amounted to $500 million, all of which were supported by commitment fees.

The Company also may utilize its favorable access to long-term debt markets to finance profitable growth opportunities and other business needs. In early August 1997, Amoco Company issued $300 million of 10-year, 6.5% guaranteed notes. In October 1997, Amoco Company issued $200 million of seven-year, 6.25% guaranteed notes. The Company has a shelf registration statement covering an additional $500 million of debt, guaranteed by Amoco.

Proceeds from dispositions of property and other assets for the first nine months of 1996 included $310 million received from the sale of Amoco's polystyrene foam products business.

Capital and exploration expenditures for the first nine months of 1997 totaled $2,419 million compared with $2,654 million for the similar 1996 period. The capital and exploration expenditures for the first nine months of 1996 exclude the purchase of Albemarle Corporation's alpha-olefins, poly alpha-olefins and synthetic alcohol businesses for $535 million.

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

Eleven proceedings instituted by governmental authorities are pending or known to be contemplated against the Company and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations. The Company estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $7.3 million.

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

                           Three Months     Nine Months
                              Ended           Ended
                           September 30,   September 30,
                            1997   1996     1997    1996
                                    (millions of dollars)

    Revenues.............  $  74  $  90    $ 227   $ 244
    Net income...........  $  22  $  34    $  78   $  90

                                   Sept.    Dec. 31,
                                   30
                                     1997     1996
                                      (millions of dollars)

    Current assets...............   $  50    $ 251
    Total assets.................   $ 463    $ 613
    Current liabilities..........   $  88    $  87
    Non-current liabilities......   $ 280    $ 237
    Shareholder's equity.........   $  95    $ 289


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number

  12    Statement Setting Forth Computation of Ratio
        of Earnings to Fixed Charges.
  27    Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Amoco Company
                              (Registrant)


Date: November 13, 1997

                              Judith G. Boynton
                              Judith G. Boynton
                              Vice President and Controller
                              (Duly Authorized and Chief
                               Accounting Officer)