Form 10-K405
period 1997-12-31
AMOCO CO
filed 1998-03-20
CIK 766916

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997 or

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

      Indicate by check mark whether the registrant (1) has filed all  reports required to be filed by Section 13 or 15(d)  of  the
Securities  Exchange Act of 1934 during the preceding 12  months, and (2) has been subject to such filing requirements for the past
90 days.
Yes  X   No     .
      Indicate  by check mark if disclosure of delinquent  filers pursuant  to Item 405 of Regulation S-K is not contained  herein, and  will  not  be  contained, to the best  of  the  registrant's
knowledge,   in   definitive  proxy  or  information   statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X.
      Number of shares  outstanding as of March 20, 1998, was 100 shares.

                DOCUMENTS INCORPORATED BY REFERENCE
       1997 Annual Report on Form 10-K of Amoco Corporation

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

      Since the Company's operations are similar to those of Amoco, except for Canadian petroleum operations and selected other activities, the information contained in Items 1. and 2. "Business and Properties" of Amoco Corporation's 1997 Annual Report on Form 10-K is incorporated herein by reference. Information related to Canadian petroleum operations is identified separately therein and is not incorporated herein.

Item 3.  Legal Proceedings

      The information required by this item is incorporated by reference to Item 3 of Amoco Corporation's 1997 Annual Report on
Form 10-K.

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

Item 7.  Management's Narrative Analysis of Results of Operations

Results of Operations

1997 Compared With 1996

      The Company earned $2,274 million in 1997 compared with $2,402 million in 1996. Earnings in 1997 included $271 million of net gains from asset dispositions, primarily the sale of non-core oil and gas properties in the United States. Asset sales in the United States, including the sale of a natural gas pipeline unit in Texas, generated proceeds of about $1.2 billion. Additional sales of U.S. oil and gas properties are expected to be completed in 1998.

      Benefiting 1996 earnings was a gain of $97 million from the sale of Amoco's polystyrene foam products business, and a fourth-quarter gain of $90 million from the drawdown of inventories valued under the last-in first-out ("LIFO") method.

      Adjusting both years for these items, 1997 earnings were $2,003 million compared with 1996 earnings of $2,215 million. Earnings in 1997 benefited from higher natural gas prices and improved refining operations and petroleum product sales margins. Also benefiting 1997 results were continued efficiencies accruing from Amoco's Shared Services operations. Adversely affecting 1997 earnings were lower crude oil prices and lower production volumes. Chemical earnings were below 1996 levels, as excess industry capacity put downward pressure on sales prices and margins, especially paraxylene.

     Sales and other operating revenues totaled $28.5 billion for 1997, about the same as in 1996. Natural gas revenues increased five percent primarily as the result of higher prices. Chemical revenues increased by five percent, as higher sales volumes associated with capacity additions and acquisitions more than offset lower prices. Crude oil and refined products revenues declined eight and four percent, respectively, mainly reflecting lower prices.

      Other income of $1,045 million in 1997 was $471 million above 1996, primarily reflecting the gain on U.S. non-core exploration and production ("E&P") property dispositions.

      Costs and expenses totaled $30 billion, an increase of two percent from 1996. Operating expenses increased nine percent primarily resulting from higher refinery maintenance costs and costs associated with the start-up of production in Venezuela and Bolivia, increased activity in Trinidad and higher maintenance costs related to operations in the North Sea and the United States. Interest expense increased $225 million in 1997, reflecting an increase in long-term debt, as well as interest expense associated with revised estimates of tax obligations. Lower selling and administrative expenses, exploration expenses and costs for purchased materials and products were partly offsetting. Net income also benefited from favorable prior-year tax adjustments.

     Depreciation, depletion, amortization, and retirements and abandonments for 1997 included charges of $133 million, primarily related to the anticipated sale or other disposition of certain non-core chemical operations. During 1997 these assets generated net income of $9 million on a carrying value of $339 million, before the impairment charge.

Liquidity and Capital Resources

     Cash flows from operating activities totaled $3.7 billion in 1997, compared with $3.5 billion in 1996. Working capital totaled $1,277 million at December 31, 1997, compared with $1,435 million at December 31, 1996. The Company's current ratio was 1.25 to 1 at year-end 1997. As a matter of policy, Amoco Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Company has ready access to both short- and long-term debt markets.

       Debt to debt-plus-equity ratio on outstanding public obligations was 21.7 percent at December 31, 1997, compared with
17.4 percent at December 31, 1996. Including debt with affiliates, the ratio was 39.5 at December 31, 1997, and 36.8 percent at year-end 1996.

     The Company believes that its strong financial position will permit the financing of business needs and opportunities as they arise. During 1997, Amoco Company issued $300 million of ten-year, 6.5% guaranteed notes and $200 million of seven-year, 6.25% guaranteed notes. A $500 million shelf registration for debt securities is on file with the Securities and Exchange Commission to permit ready access to capital markets.

      Amoco  Corporation and Amoco Company guarantee  the  notes, bonds  and  debentures  of Amoco Canada  Petroleum  Company  Ltd.
Contingent liabilities of the Company include guarantees of  $200 million of outstanding loans of an equity affiliate.

      In 1997, proceeds from dispositions of property and other assets included approximately $1.2 billion from the sale of U.S. non-core oil and gas properties and an intrastate natural gas pipeline unit in Texas. These sales were part of the corporation's strategy to upgrade and refocus the U.S. portfolio of E&P assets. Other income included related gains on property dispositions, which increased after-tax earnings by $377 million. Other current assets included properties held for sale with a net book value of $312 million.

      Proceeds from dispositions of property and other assets in 1996 included $310 million received from the sale of Amoco's polystyrene foam products business.

      New investments in 1997 included approximately $865 million in cash for interests in Pan American Energy LLC in Argentina and Empresa Petrolera Chaco in Bolivia. In 1996, the Company acquired the alpha-olefins and related businesses of Albemarle Corporation for $535 million.

      Capital and exploration expenditures, excluding the above-mentioned acquisitions, totaled $3,426 million for 1997 compared with $3,994 million spent during 1996. Expenditures in 1997 included E&P spending associated with construction of facilities in Trinidad, Venezuela, Colombia and the Gulf of Mexico and continuation of programs in Egypt and the North Sea. Chemical spending in 1997 related to expansion of facilities.

     Investments in affiliates totaled $1,391 million at December 31, 1997. The investments reflect the Company's remaining interest in certain European chemical operations, of which 95 percent ownership was transferred to Amoco Corporation in 1994. Also reflected were the Company's purchases of Amoco Corporation's common stock.

       The   following   table  summarizes   selected   liquidity
information for the last three years as of December 31:

                               1997      1996      1995
Debt to debt-plus-equity
ratio on outstanding
public debt obligations ...    21.7      17.4      20.0
Debt to debt-plus-
equity ratio including
debt with affiliates ......    39.5      36.8      40.7
Current ratio .............    1.25      1.29      1.16
Ratio of earnings to
fixed charges* ............    11.8      14.2      11.6


* Earnings consist of income before income taxes and fixed charges; fixed charges include interest on outstanding public debt obligations, rental expense representative of an interest factor, and adjustments for certain companies accounted for by the equity method.
Including debt with affiliates, the ratio of earnings to fixed charges was 5.0 as of December 31, 1997, 5.5 as of December 31, 1996, and 4.4 as of December 31, 1995.

Item 8.  Financial Statements and Supplemental Information

Index to Financial Statements and Supplemental Information

                                                       Page
Financial Statements:
     Basis of Financial Statement Preparation ......    7

     Condensed Consolidated Statement of Income ....    8

     Condensed Consolidated Statement of
       Financial Position ..........................    9

     Condensed Consolidated Statement of Cash Flows    10

Supplemental Information:
     Supplemental Oil and Gas Exploration and
       Production Activities .......................   11

     Quarterly Financial Data ......................   11

      Separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted since, if considered in the aggregate, they would not constitute a significant subsidiary.

Financial Statements

Basis of Financial Statement Preparation

      The Company is a wholly owned subsidiary of Amoco and its presently outstanding public debt securities are guaranteed by Amoco. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 53, summarized financial data of the Company appear in a note to Amoco's 1997 audited consolidated financial statements. Such financial statements, together with the Report of Independent Accountants thereon of Amoco's 1997 Annual Report on Form 10-K are incorporated herein by reference.

      The unaudited condensed financial statements of the Company contained herein do not include all information and footnotes necessary for a complete presentation of results of operations and financial position in conformity with generally accepted accounting principles and should be read in conjunction with Amoco's audited consolidated financial statements.

                          AMOCO COMPANY

           CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                  Year Ended December 31,

                                  1997       1996       1995
                                   (millions of dollars)
Revenues:
  Sales and other operating
    revenues ...............   $28,490    $28,669    $24,404
  Consumer excise taxes ....     3,451      3,386      3,339
  Other income .............     1,045        574        596
    Total revenues .........    32,986     32,629     28,339

Costs and Expenses:
  Purchased crude oil,
    natural gas, petroleum
    products and merchandise    15,973     16,067     12,778
  Operating expenses .......     4,468      4,091      3,991
  Petroleum exploration
    expenses, including
    exploratory dry holes ..       529        548        498
  Selling and administrative
    expenses ...............     1,823      1,915      1,723
  Taxes other than income
    taxes ..................     4,141      4,129      3,954
  Depreciation, depletion,
    amortization, and
    retirements and
    abandonments ...........     2,043      1,986      2,304
  Interest expense:
    Affiliates..............       509        496        491
    Other...................       265         53        180
    Total costs and expenses    29,751     29,285     25,919

Income before income taxes .     3,235      3,344      2,420
Income taxes ...............       961        942        622
Net income .................   $ 2,274    $ 2,402    $ 1,798

                          AMOCO COMPANY

     CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                               December 31,
                                              1997        1996
                   ASSETS                  (millions of dollars)
Current Assets:
  Cash ................................... $    78     $   222
  Marketable securities--at cost .........     768         767
  Accounts and notes receivable (less
    allowances of $7 at December 31,
    1997, and $14 at December 31, 1996) ..   3,676       3,899
  Inventories ............................     876         820
  Prepaid expenses, income taxes and other   1,044         653
    Total current assets .................   6,442       6,361

Investments and Other Assets:
  Affiliates .............................   1,391       1,464
  Other ..................................   2,957       1,376
                                             4,348       2,840
Properties--at cost, less accumulated
  depreciation, depletion and amorti-
  zation of $23,798 at December 31, 1997,
  and $24,151 at December 31, 1996 (The
  successful efforts method of accounting
  is followed for costs incurred in oil
  and gas producing activities) ..........  19,272      20,007
    Total assets ......................... $30,062     $29,208

    LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Current portion of long-term obligations $   146     $    74
  Short-term obligations .................     576         442
  Accounts payable .......................   2,497       2,663
  Accrued liabilities ....................     872         916
  Taxes payable (including income taxes) .   1,074         831
    Total current liabilities ............   5,165       4,926

Long-Term Obligations:
  Affiliate debt .........................   4,739       4,731
  Other debt .............................   2,791       2,190
  Capitalized leases .....................      80          76
                                             7,610       6,997

Deferred Credits and Other Non-Current Liabilities:
  Income taxes ...........................   2,781       2,592
  Other ..................................   1,882       1,932
                                             4,663       4,524
  Minority Interest ......................     119         131
  Shareholder's Equity ...................  12,505      12,630
    Total liabilities and shareholder's
      equity ............................. $30,062     $29,208

                          AMOCO COMPANY

         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                         Year Ended December 31,
                                          1997      1996      1995
                                          (millions of dollars)
Cash Flows From Operating Activities:
  Net income ......................... $ 2,274   $ 2,402   $ 1,798
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
  Depreciation, depletion,
    amortization, and retirements
    and abandonments .................   2,043     1,986     2,304
  Decrease(increase) in receivables ..     141    (1,290)      142
  (Decrease)increase in payables
    and accrued liabilities ..........     (48)      392        56
  Other ..............................    (747)       11      (575)
    Net cash provided by operating
      activities .....................   3,663     3,501     3,725

Cash Flows From Investing Activities:
  Capital expenditures ...............  (2,897)   (3,351)   (2,938)
  Proceeds from dispositions of
    property and other assets ........   1,424       604       180
  New investments, advances and
    business acquisitions.............  (1,234)     (756)     (818)
  Other ..............................     214        25        80
    Net cash used in investing
      activities .....................  (2,493)   (3,478)   (3,496)

Cash Flows From Financing Activities:
  New long-term obligations ..........   1,253       265       412
  Repayment of long-term obligations .    (380)     (277)     (144)
  Distributions to Amoco Corporation .  (2,320)     (198)     (989)
  Issuance of minority interest
    preferred stock...................       -         -       100
  Increase in short-term .............
    obligations ......................     134       176       154
    Net cash used in financing
      activities .....................  (1,313)      (34)     (467)

Decrease in Cash and
  Marketable Securities ..............    (143)      (11)     (238)
Cash and Marketable Securities--
  Beginning of Year ..................     989     1,000     1,238
Cash and Marketable Securities--
  End of Year ........................ $   846   $   989   $ 1,000

Supplemental Information

1.   Supplemental Oil and Gas Exploration and Production
Activities

      The supplemental information about oil and gas exploration and production activities for the Company is essentially the same as reported by Amoco, if Canadian exploration and production information is excluded. Therefore, the information with respect to supplemental oil and gas exploration and production activities is incorporated by reference to Amoco Corporation's 1997 Annual Report on Form 10-K. Information related to Canadian petroleum operations is identified separately therein and is not incorporated herein.

2.   Quarterly Financial Data

     Summarized quarterly financial data for the years ended
December 31, 1997 and 1996 are as follows:


               Revenues       Operating Profit*    Net Income*
             1997     1996      1997     1996      1997    1996
First ...  $7,153   $7,404    $  892   $  899    $  556  $  598
Second ..  $7,826   $8,026    $  916   $  803    $  546  $  510
Third ...  $8,299   $8,272    $  999   $  908    $  468  $  566
Fourth ..  $9,708   $8,927    $1,013   $1,125    $  704  $  728


*Fourth-quarter 1997 net income included net gains of $271 million primarily associated with asset dispositions, including the sale of certain non-core oil and gas properties in the United States. Net income in the fourth quarter of 1996 included a gain of $90 million related to LIFO inventory levels. Third-quarter 1996 results included a gain on the sale of Amoco's polystyrene foam products business of $97 million.

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


                         ______________
                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  1 and 2.The  financial  statements,  supplemental  financial information and financial statement schedules, together with the report thereon of Price Waterhouse LLP dated February 24, 1998, appearing in Amoco Corporation's 1997 Annual Report on Form 10-K are incorporated by reference in Item 8 of this Form 10-K. Information related to Canadian petroleum operations is identified separately therein and is not incorporated herein. With the exception of the aforementioned information and the information incorporated in Items 1, 2, and 3 hereof, Amoco Corporation's 1997 Annual Report on Form 10-K is not deemed to be filed as part of this report.


     3.      Exhibits - See attached Index to Exhibits.


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended
December 31, 1997.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, and State of Illinois, on the 20th day of March, 1998.


                                      Amoco Company
                                      (Registrant)

                                      JOHN L. CARL
                                      John L. Carl
                                      (President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 1998.


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

9       None.

10      None.

11      None required.

12      Statement Setting Forth Computation of
        Ratio of Earnings to Fixed Charges for the
        five years ended December 31, 1997.                     *

13      Amoco Corporation's 1997 Annual Report on
        Form 10-K is incorporated herein by reference
        as described in this 1997 Form 10-K.                    *

16      None.

18      None.

19      None.

21      None required.

23      None required.

24      None.

27      Financial Data Schedule for the year
        ended December 31, 1997.                                *

28      None.
____________
* Included herein.