Form 10-Q
period 1998-03-31
AMOCO CO
filed 1998-05-14
CIK 766916

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998 or

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

Number of shares outstanding as of March 31, 1998--100.

Registrant meets the conditions set forth in General Instructions
H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                  PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statement of Income
(millions of dollars)
                                                 Three Months
                                                     Ended
                                                   March 31,
                                                 1998      1997

Revenues:
  Sales and other operating revenues.......... $ 5,951   $ 7,153
  Consumer excise taxes.......................     845       815
  Equity income of affiliates and other income     140       106
    Total revenues............................   6,936     8,074

Costs and Expenses:
  Purchased crude oil, natural gas,
    petroleum products and merchandise........   3,232     4,035
  Operating expenses..........................   1,031     1,045
  Petroleum exploration expenses,
    including exploratory dry holes...........     126       149
  Selling and administrative expenses.........     528       409
  Taxes other than income taxes...............     973     1,023
  Depreciation, depletion, amortization,
    and retirements and abandonments..........     472       484
  Interest expense:
    Affiliates................................     127       124
    Other.....................................      57        36
      Total costs and expenses................   6,546     7,305

Income before income taxes....................     390       769

Income taxes..................................      93       213

Net income.................................... $   297   $   556

Condensed Consolidated Statement of Financial Position
(millions of dollars)
                                                 March 31,  Dec. 31,
ASSETS                                             1998       1997
Current Assets:
  Cash ......................................... $    66    $    78
  Marketable securities--at cost................     342        768
  Accounts and notes receivable:
    Trade (less allowances of $7 at March 31,
      1998 and at December 31, 1997)............   2,648      2,873
    Affiliates..................................   1,652        803
                                                   4,300      3,676
  Inventories...................................     954        876
  Prepaid expenses, income taxes and other......     858      1,044
    Total current assets........................   6,520      6,442
Investments and Other Assets:
  Affiliates....................................   1,394      1,391
  Other.........................................   3,085      2,957
                                                   4,479      4,348
Properties--at cost, less accumulated depre-
  ciation, depletion and amortization of $24,240
  at March 31, 1998, and $23,798 at December 31,
  1997 (The successful efforts method of
  accounting is followed for costs incurred
  in oil and gas producing activities.).........  19,381     19,272
    Total assets................................ $30,380    $30,062
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Current portion of long-term obligations...... $    86    $   146
  Short-term obligations........................   1,079        576
  Accounts payable..............................   2,126      2,497
  Accrued liabilities...........................     716        872
  Taxes payable (including income taxes)........     810      1,074
    Total current liabilities...................   4,817      5,165
Long-Term Obligations:
  Affiliates....................................   4,880      4,739
  Other debt....................................   2,953      2,791
  Capitalized Leases............................      81         80
                                                   7,914      7,610
Deferred Credits and Other Non-Current Liabilities:
  Income taxes..................................   2,837      2,781
  Other.........................................   1,872      1,882
                                                   4,709      4,663
Minority Interest...............................     123        119
Shareholder's Equity
  Common stock and earnings retained and
    invested in the business....................  12,887     12,571
  Accumulated other comprehensive income:
    Foreign currency translation adjustment.....     (70)       (66)
                                                  12,817     12,505
    Total liabilities and shareholder's equity.. $30,380    $30,062

Condensed Consolidated Statement of Cash Flows
(millions of dollars)
                                                  Three Months Ended
                                                       March 31,
                                                    1998      1997
Cash Flows from Operating Activities:
  Net income...................................   $   297   $   556
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirement and abandonments..........       472       484
    Decrease in trade receivables..............       209       315
    Increase in affiliate receivables..........      (849)     (654)
    Decrease in payables and accrued
      liabilities..............................      (463)     (333)
    (Decrease) increase in taxes payable.......      (264)       16
    Deferred taxes and other items.............        65      (127)
    Net cash provided by operating activities..      (533)      257

Cash Flows from Investing Activities:
  Capital expenditures.........................      (618)     (544)
  Proceeds from dispositions of property and
    other assets...............................       255        74
  Net investments, advances and business
    acquisitions...............................       (82)     (128)
  Other........................................      (202)       44
    Net cash used in investing activities......      (647)     (554)

Cash Flows from Financing Activities:
  New long-term obligations....................       322       130
  Repayment of long-term obligations...........       (83)     (102)
  Increase in short-term obligations...........       503       277
    Net cash used in financing activities......       742       305

(Decrease) increase in Cash and Marketable
  Securities...................................      (438)        8
Cash and Marketable Securities-Beginning of
  Period.......................................       846       989
Cash and Marketable Securities-End of Period...   $   408   $   997

Basis of Financial Statement Preparation

Amoco Company (the "Company") is a wholly owned subsidiary of Amoco Corporation, an Indiana corporation ("Amoco"), and is the holding company for substantially all petroleum and chemical operations except Amoco Canada Petroleum Company Ltd. ("Amoco Canada") and selected other activities. Amoco guarantees the public debt obligations of the Company.

The condensed financial statements contained herein are unaudited and have been prepared from the books and records of the Company. In the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. Certain information in the Consolidated Statement of Cash Flows has been reclassified to conform to the new presentation.

The Company adopted Statement of Position ("SOP") 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" in the first quarter of 1998. The SOP requires costs of computer software developed for internal use to be capitalized as a long-lived asset. The capitalized costs are amortized over the estimated useful life of the software. For the first quarter of 1998 the amount capitalized, which would had been expensed previously, was approximately $20 million after tax.

The Company has determined that the U.S. dollar is the appropriate functional currency for substantially all of its operations. Accordingly, the U.S. dollar was adopted as the functional currency for the Company's European chemical operations as well as all Fabrics operations in the first quarter of 1998. The change in functional currency did not have a significant impact on the Company's exposure to changes in currency rates or on the results of operations.

The  Company  also  adopted  Statement  of  Financial  Accounting
Standards   No.  130,  "Reporting  Comprehensive   Income."   The
Company's comprehensive income is as follows:

                                          Three Months Ended
                                           1998        1997
Net income..............................  $ 297       $ 556
Other comprehensive income, after tax...      4         (55)
Comprehensive income....................  $ 301       $ 501

Item 2.  Management's Narrative Analysis of Results of Operations

Results of Operations

Net income for the first quarter of 1998 amounted to $297 million compared with $556 million for the first quarter of 1997. The decrease in earnings for the first quarter of 1998 reflected significantly lower energy prices compared with a year ago. Chemical margins were also lower in some product lines. Petroleum products results were higher than a year ago reflecting improved sales margins and volumes. First-quarter 1998 earnings also benefited from an after-tax gain of $43 million associated with ongoing divestitures of exploration and production ("E&P") properties in the United States.

Sales and other operating revenues totaled $6 billion for the first quarter of 1998, 17 percent lower than the $7.2 billion reported in the corresponding 1997 period. Refined products, crude oil and natural gas revenues decreased 18 percent, 28 percent and 22 percent, respectively, primarily reflecting lower prices.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $3.2 billion for the first three months of 1998, 20 percent lower than the comparable 1997 quarter. The decrease was primarily attributable to lower crude oil and natural gas purchase prices.

Exploration expenses of $126 million decreased 16 percent over the first-quarter of 1997, mainly due to lower dry hole costs overseas. Selling and administrative expense of $528 million increased over the first quarter of 1997 in part reflecting unfavorable before-tax currency effects of $11 million in the 1998 first quarter compared with favorable before-tax currency effects of $27 million for the comparable 1997 period.

Outlook

The Company and the oil industry will continue to be affected by the volatility of crude oil, natural gas and refined product prices, and the overall supply/demand balance of the petrochemical industry. Uncertainty in world markets, new governmental regulation and technical advances add to the significant challenges to be addressed and managed by the Company.

The Company believes it has the structure and resources to allow it to achieve improvements in profitability and growth of its businesses through intensive portfolio management. The Company also expects to continue to benefit from ongoing cost reduction programs. Efficiency gains are expected through development of new work processes, alliances, joint ventures, strategic acquisitions and divestments and volume growth in its operations.

Amoco's worldwide barrel-oil-equivalent production is expected to increase from 1996 levels by 25 percent by the year 2001, with the largest increases expected to occur in the later years. Significant contributions are anticipated from the deepwater Gulf of Mexico, Trinidad, Venezuela, Argentina, Bolivia, Egypt, and the Caspian Basin.

In the petroleum products sector, the Company's refining performance is expected to improve by using a new approach and organization which should increase revenues and improve refining utilization simultaneously. Amoco's marketing strategy will continue to emphasize brand product quality and growth in its position as a convenience retailer, with an objective of increasing gasoline volumes an average of four percent per year over the long term. The new convenience store format, called Split Second, and a renewed commitment to the service bay, called Certicare, are both strategies designed to increase growth in marketing operations. Strategic alliances with such companies as McDonald's Corporation and Fomento Economico Mexicano S.A. de C.
V. in Mexico are expected to expand.

In the chemical sector, Amoco's overall strategy is to manage its portfolio to maximize existing business value by stronger functional excellence, increased market focus and more efficient management of opportunities. Amoco is in the process of selectively increasing capacities within its chemical portfolio. While current industry excess purified terephthalic acid ("PTA") capacity is putting downside pressure on margins, long-term worldwide growth is expected to be eight percent. Paraxylene ("PX") long-term annual growth is expected to be seven percent. In order to meet expected growth in PTA an PX, Amoco is expanding its wholly owned and joint-venture operations.

Liquidity and Capital Resources

Cash flows from operating activities was a negative $533 million in the first three months of 1998 compared with $257 million in the comparable 1997 period. Working capital totaled $1.7 billion at March 31, 1998, compared with $1.3 billion at year-end 1997. The Company's current ratio was 1.35 to 1 at March 31, 1998 and
1.25 to 1 at year-end 1997. As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Company has ready access to both short- and long-term debt markets.

The Company's ratio of debt to debt-plus-equity on public obligations was 24.1 percent at March 31, 1998, compared with
21.7 percent at year-end 1997. Including debt with affiliates, the ratio was 41 percent at March 31, 1998, and 39.5 percent at year-end 1997. The ratio of earnings to fixed charges on public obligations was 5.4 to 1 for the first three months of 1998 compared with 11.8 to 1 at year ended December 31, 1997.

Amoco is a 50 percent owner of a recently constructed power generation plant in Colombia. Currently, it is not clear whether an adequate fuel supply will be available to the plant on an efficient basis. Amoco is exploring alternatives for plant fuel supply, and evaluating its commercial options. If an alternative fuel supply cannot be identified, recovery of Amoco's investment of approximately $110 million would be uncertain.

The Company believes its strong financial position will permit the financing of business needs and opportunities as they arise. It is anticipated that ongoing operations will be financed primarily by internally generated funds. Short-term obligations, such as commercial paper borrowings, give the Company the flexibility to meet short-term working capital and other temporary requirements. At March 31, 1998, bank lines of credit available to support commercial paper borrowings amounted to $500 million, all of which were supported by commitment fees.

The Company also may utilize its favorable access to long-term debt markets to finance profitable growth opportunities and ongoing operations. A $500 million shelf registration statement remains on file with the Securities and Exchange Commission to permit ready access to capital markets.

Amoco Corporation and Amoco Company guarantee the notes, bonds and debentures of Amoco Canada Petroleum Company Ltd. Contingent liabilities of the Company include guarantees of $200 million of outstanding loans of an equity affiliate.

Capital and exploration expenditures for the first three months of 1998 totaled $744 million compared with $693 million for the similar 1997 period. Approximately 64 percent of the spending is in the E&P sector.

Investments  in affiliates totaled $1,394 million  at  March  31,
1998. The investments reflect the Company's remaining interest in
certain   European  chemical  operations,  of  which  95  percent
ownership was transferred to Amoco Corporation in 1994.

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

"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995.

Statements in this report that are not historical facts, including statements under the heading of "Outlook" and other statements about industry and company growth, estimates of expenditures and savings, and other trend projections are forward looking statements. These statements are based on current expectations and involve risk and uncertainties. Actual future results or trends may differ materially depending on a variety of factors. These include specific factors identified in the discussion accompanying such forward looking statements, industry product supply, demand and pricing, political stability and economic growth in relevant areas of the world, Amoco's successful execution of its internal performance plans, development and use of new technology, successful partnering, actions of competitors, natural disasters, and other changes to business conditions.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Nine proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $4.1 million.

The Internal Revenue Service ("IRS") challenged the application of certain foreign income taxes as credits against Amoco's U.S. taxes that otherwise would have been payable for the years 1980 through 1992. On June 18, 1992, the IRS issued a statutory Notice of Deficiency for additional taxes in the amount of $466 million, plus interest, relating to 1980 through 1982. Amoco contested the IRS statutory Notice of Deficiency. Trial on the matter was held in April 1995, and a decision was rendered by the U.S. Tax Court in March 1996, in Amoco's favor. The IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Seventh Circuit, and on March 11, 1998, the Seventh Circuit affirmed the Tax Court's prior decision. A proposal for a comparable adjustment of foreign tax credits is pending for the years 1983 through 1992 based upon subsequent IRS audits. Amoco believes that the foreign income taxes have been reflected properly in its U.S. federal tax returns. Consequently, this dispute is not expected to have a material effect on liquidity, results of operations, or the consolidated financial position of Amoco.

Amoco has various other suits and claims pending against it among which are several class actions for substantial monetary damages which in Amoco's opinion are not meritorious. While it is impossible to estimate with certainty the ultimate legal and financial liability in respect to these other suits and claims, Amoco believes that, while the aggregate amount could be significant, it will not be material in relation to its liquidity or its consolidated financial position.

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


(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Amoco Company
                            (Registrant)


Date: May 14, 1998          A. J. NOCCHIERO
                            A. J. Nocchiero
                            Vice President and Controller
                            (Duly Authorized and Chief
                             Accounting Officer)