Form 10-Q
period 1998-06-30
AMOCO CO
filed 1998-08-13
CIK 766916

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998 or

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

Number of shares outstanding as of June 30, 1998--100.

Registrant meets the conditions set forth in General Instructions
H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                  PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statement of Income
(millions of dollars)
                                        Three Months       Six Months
                                           Ended             Ended
                                          June 30,          June 30,
                                        1998     1997      1998     1997

Revenues:
  Sales and other operating revenues $ 6,178  $ 6,862   $12,129  $14,015
  Consumer excise taxes.............     913      868     1,758    1,683
  Equity in income of affiliates and
    other income ...................     142       96       282      202
    Total revenues..................   7,233    7,826    14,169   15,900

Costs and Expenses:
  Purchased crude oil, natural
    gas, petroleum products and
    merchandise.....................   3,196    3,785     6,428    7,820
  Operating expenses................   1,148    1,053     2,179    2,098
  Petroleum exploration expenses,
    including exploratory dry holes.     151      118       277      267
  Selling and administrative
    expenses........................     477      449     1,005      858
  Taxes other than income taxes.....   1,039    1,038     2,012    2,061
  Depreciation, depletion, amorti-
    zation, and retirements
    and abandonments................     677      452     1,149      936
  Interest expense:
    Affiliates......................     142      127       269      251
    Other...........................      77       55       134       91
      Total costs and expenses......   6,907    7,077    13,453   14,382

Income before income taxes..........     326      749       716    1,518

Income taxes........................     168      203       261      416

Net income.......................... $   158  $   546   $   455  $ 1,102

Condensed Consolidated Statement of Financial Position
(millions of dollars)
                                                 June 30,   Dec. 31,
ASSETS                                             1998       1997
Current Assets:
  Cash ......................................... $    82    $    78
  Marketable securities--at cost................     645        768
  Accounts and notes receivable:
    Trade (less allowances of $6 at June 30,
      1998, and $7 at December 31, 1997)........   2,754      2,873
    Affiliates..................................     793        803
                                                   3,547      3,676
  Inventories...................................     958        876
  Prepaid expenses, income taxes and other......     800      1,044
    Total current assets........................   6,032      6,442
Investments and Other Assets:
  Affiliates....................................   1,391      1,391
  Other.........................................   3,104      2,957
                                                   4,495      4,348
Properties--at cost, less accumulated depre-
  ciation, depletion and amortization of $24,892
  at June 30, 1998, and $23,798 at December 31,
  1997..........................................  19,400     19,272
    Total assets................................ $29,927    $30,062

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Current portion of long-term obligations...... $    82    $   146
  Short-term obligations........................   1,281        576
  Accounts payable..............................   2,037      2,497
  Accrued liabilities...........................     691        872
  Taxes payable (including income taxes)........     774      1,074
    Total current liabilities...................   4,865      5,165
Long-Term Obligations:
  Affiliates....................................   5,022      4,739
  Other debt....................................   3,505      2,791
  Capitalized leases............................      81         80
                                                   8,608      7,610
Deferred Credits and Other Non-Current Liabilities:
  Income taxes..................................   2,856      2,781
  Other.........................................   1,869      1,882
                                                   4,725      4,663
Minority Interest...............................     120        119
Shareholder's Equity:
  Common stock and earnings retained and
    invested in the business....................  11,676     12,571
  Accumulated other comprehensive income:
    Foreign currency translation adjustment.....     (67)       (66)
                                                  11,609     12,505
    Total liabilities and shareholder's equity.. $29,927    $30,062

Condensed Consolidated Statement of Cash Flows
(millions of dollars)
                                                   Six Months Ended
                                                       June 30,
                                                     1998     1997
Cash Flows from Operating Activities:
  Net income...................................   $   455   $ 1,102
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirement and abandonments..........     1,149       936
    Decrease in trade receivables..............       958       350
    Increase in affiliate receivables..........      (849)     (994)
    Decrease in payables and accrued
      liabilities..............................      (636)     (323)
    Decrease in taxes payable..................      (300)     (183)
    Deferred taxes and other items.............       (12)     (303)
    Net cash provided by operating activities..       765       585

Cash Flows from Investing Activities:
  Capital expenditures.........................    (1,291)   (1,319)
  Proceeds from dispositions of property and
    other assets...............................       346       113
  Net investments, advances and business
    acquisitions...............................      (151)     (516)
  Other........................................       (55)       47
    Net cash used in investing activities......    (1,151)   (1,675)

Cash Flows from Financing Activities:
  New long-term obligations....................     1,027       555
  Repayment of long-term obligations...........       (94)     (190)
  Dividends paid...............................    (1,371)     (133)
  Increase in short-term obligations...........       705       457
    Net cash used in financing activities......       267       689

Decrease in Cash and Marketable
  Securities...................................      (119)     (401)
Cash and Marketable Securities-Beginning of
  Period.......................................       846       989
Cash and Marketable Securities-End of Period...   $   727   $   588

Basis of Financial Statement Preparation

Amoco Company (the "Company") is a wholly owned subsidiary of Amoco Corporation, an Indiana corporation ("Amoco"), and is the holding company for substantially all petroleum and chemical operations except Amoco Canada Petroleum Company Ltd. ("Amoco Canada") and selected other activities. Amoco guarantees the public debt obligations of the Company.

The condensed financial statements contained herein are unaudited and have been prepared from the books and records of the Company. In the opinion of management, the financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. Certain information in the Condensed Consolidated Statement of Cash Flows has been reclassified to conform to the new presentation.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized at fair value as either assets or liabilities in the statement of financial position. The effect of the adoption of SFAS No. 133 is not known at this time, but is not expected to be material to Amoco's financial position or results of operations. Implementation of SFAS No. 133 is required no later than the quarter ending March 31, 2000.

The Company adopted Statement of Position ("SOP") 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" in the first quarter of 1998. The SOP requires costs of computer software developed for internal use to be capitalized as a long-lived asset. The capitalized costs are amortized over the estimated useful life of the software. The amount capitalized, which would have been expensed previously, was approximately $39 million after tax in the first six months of 1998 with $19 million capitalized during the second quarter.

Shown below is the Company's comprehensive income.

                                        Three Months       Six Months
                                           Ended             Ended
                                          June 30,          June 30,
                                        1998     1997     1998     1997
Net income............................ $ 158   $  546   $  455   $1,102
Other comprehensive income, after tax.     3      (21)      (1)     (76)
Comprehensive income.................. $ 161   $  525   $  454   $1,026

Item 2.  Management's Narrative Analysis of Results of Operations

Results of Operations

Net income for the second quarter of 1998 amounted to $158 million compared with $546 million for the second quarter of 1997. Second-quarter 1998 results included a charge of $214 million for impairment of the value of operations in Colombia. The impairment of the Opon field in Colombia reflected lower than anticipated natural gas production and related reserve estimates. The charge also reflected impairment of the adjacent Termo Santander power plant because of the unavailability of an economic fuel supply.

Excluding the impairment charge, the second-quarter earnings decline primarily resulted from significantly lower crude oil prices reflecting an oversupply of crude oil on world markets, and lower worldwide demand in part resulting in part from the economic crisis in Asia. For the Company, crude oil prices in the United States dropped over $5.00 per barrel compared with year-earlier levels.

For the first six months of 1998, the Company reported earnings of $626 million, excluding the impairment charge and a first-quarter gain on asset divestitures of $43 million. This compared with $1,102 million earned in the year-earlier period. The decrease in earnings primarily reflected lower crude oil prices and chemical margins. Partly offsetting were higher petroleum products earnings due to improved refining margins and sales volumes.

Sales and other operating revenues totaled $6.2 billion for the second quarter of 1998, 10 percent lower than the $6.98 billion reported in the corresponding 1997 period. Crude oil, refined products and chemical revenues decreased 25 percent, 14 percent and 7 percent, respectively, primarily reflecting lower prices.

For the first half of 1998, sales and other operating revenues totaled $12.1 billion, a 13 percent decline from the comparable
1997 period. Higher sales volumes were more than offset by lower prices for refined products and crude oil.

The increase in in equity in income of affiliates and other income for the second quarter and year-to-date 1998 reflected gains associated with the divestitures of U.S. exploration and production ("E&P") properties. The divestitures, which began in the third quarter of 1997, were part of Amoco's strategy to upgrade and refocus the portfolio of E&P assets.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $3.2 billion for the second quarter of 1998, 16 percent lower than the comparable 1997 quarter. The decrease was primarily attributable to lower crude oil purchase prices. Purchases declined 18 percent in the first half of 1998 as a result of lower crude oil purchase prices.

Petroleum exploration expenses of $151 million for the second quarter of 1998 increased 28 percent from the second quarter of 1997, mainly due to higher dry hole costs in the United States and overseas. For the first six months of 1998, exploration expenses increased four percent over the six-month period in 1997, reflecting higher exploration costs in the United States offset by lower costs overseas.

The   increase   for  both  the  quarter  and   year-to-date   in
depreciation,   depletion,  amortization,  and  retirements   and
abandonments   primarily  reflected  the   previously   mentioned
impairment charge for Colombian assets.

The increase in other interest expense for the second quarter and first six months of 1998, compared with the prior-year's periods, ,reflected higher long-term debt balances.

Subsequent Event

On August 11, 1998, Amoco and The British Petroleum Company p.l.c. ("BP") announced that the companies signed a merger agreement. Subject to standard approvals and contingencies, Amoco will merge with a subsidiary of BP. Under the agreement, Amoco shareholders will be entitled to receive for each Amoco common share held at closing, 3.97 BP ordinary shares. Such shares will be delivered in the form of American Depository Receipts, which represent six BP ordinary shares. Following the merger, BP shareholders will hold approximately 60 percent and Amoco shareholders approximately 40 percent of the capital of the combined company on a diluted basis. BP will be renamed BP Amoco p.l.c.

Liquidity and Capital Resources

Cash  flows  from operating activities was $765  million  in  the first six months of 1998 compared with $585 million in the comparable 1997 period. Working capital totaled $1.2 billion at June 30, 1998, compared with $1.3 billion at year-end 1997. The Company's current ratio was 1.24 to 1 at June 30, 1998 and 1.25 to 1 at year-end 1997. As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Company has ready access to both short- and long-term debt markets.

The Company's ratio of debt to debt-plus-equity on third-party obligations was 29.3 percent at June 30, 1998, compared with 21.7 percent at year-end 1997. Including debt with affiliates, the ratio was 45.7 percent at June 30, 1998, and 39.5 percent at year-end 1997. The ratio of earnings to fixed charges on third-party obligations was 4.6 to 1 for the first six months of 1998 compared with 11.8 to 1 at year ended December 31, 1997.

The Company believes its strong financial position will permit the financing of business needs and opportunities as they arise. Short-term borrowings totaled $1.3 billion as of June 30, 1998, an increase of $705 million from year-end 1997. Short-term obligations, such as commercial paper borrowings, give the Company the flexibility to meet short-term working capital and other temporary requirements. At June 30, 1998, bank lines of credit available to support commercial paper borrowings amounted to $790 million, all of which were supported by commitment fees.

The Company also may utilize its favorable access to long-term debt markets to finance profitable growth opportunities and ongoing operations. The Company issued $500 million of ten-year, 6% guaranteed notes during the second quarter of 1998. A $500 million shelf registration statement on file with the Securities and Exchange Commission was withdrawn during the second quarter of 1998.

Amoco Corporation and Amoco Company guarantee the public notes, bonds and debentures of Amoco Canada. Contingent liabilities of the Company include guarantees of $200 million of outstanding loans of an equity-basis affiliate.

Capital and exploration expenditures for the first six months of 1998 totaled $1,568 million compared with $1,586 million for the similar 1997 period. Approximately 69 percent of the spending is in E&P operations.

The Company has been addressing the issue of preparing its computer systems to properly handle date information in the year 2000 and beyond. This has involved the implementation of new systems and upgrading of computer information technology where needed. In addition the Company has reviewed its information and process control systems, as well as other electronic control systems, to identify all critical equipment and software that will need to be altered or replaced to be prepared for the year 2000. The upgrading and replacement of these systems is underway and will occur primarily during the three years ending in December 1999, with the bulk of this work being completed by the end of 1998. Incremental costs related to this effort are expected to reduce income by about $55 million before tax in 1998, and by about $100 million for the 1997 through 1999 period. The Company's year 2000 process will assess the year 2000 readiness of critical suppliers and customers who are addressing similar issues in their businesses and systems. Interruptions in supplies or customer orders (or other failures of third parties on which the Company relies) resulting from year 2000 issues could adversely affect the Company's business. The Company is in the process of reviewing its business resumption and contingency plans to mitigate the impact of possible third party failures where cost effective.

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

"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995.

Statements in this report that are not historical facts, including statements about industry and company growth, estimates of expenditures and savings, and other trend projections are forward looking statements. These statements are based on current expectations and involve risk and uncertainties. Actual future results or trends may differ materially depending on a variety of factors. These include specific factors identified in the discussion accompanying such forward looking statements, industry product supply, demand and pricing, political stability and economic growth in relevant areas of the world, Amoco's successful execution of its internal performance plans, development and use of new technology, successful partnering, actions of competitors, natural disasters, and other changes to business conditions.

                   PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the challenge by the Internal Revenue Service of certain foreign income taxes as credits against Amoco's U.S. taxes that otherwise would have been payable for the years 1980 through 1992 in Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 1998.

Seven proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $3.9 million.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     Exhibit
     Number

     12      Statement Setting Forth Computation of
             Ratio of Earnings to Fixed Charges.

     27      Financial Data Schedule.

(b)   No reports on Form 8-K were filed during the quarter ended
      June 30, 1998.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Amoco Company
                            (Registrant)


Date: August 13, 1998       A. J. NOCCHIERO
                            A. J. Nocchiero
                            Vice President and Controller
                            (Duly Authorized and Chief
                             Accounting Officer)