Form 10-Q
period 1998-09-30
AMOCO CO
filed 1998-11-13
CIK 766916

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998 or

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

Number of shares outstanding as of September 30, 1998--100.

Registrant meets the conditions set forth in General Instructions
H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                  PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statement of Income
(millions of dollars)
                                       Three Months      Nine Months
                                          Ended             Ended
                                       September 30,     September 30,
                                       1998     1997      1998     1997

Revenues:
  Sales and other operating revenues $ 5,587  $ 7,317   $17,716  $21,332
  Consumer excise taxes.............     924      894     2,682    2,577
  Equity in income of affiliates and
    other income ...................      92       88       374      290
    Total revenues..................   6,603    8,299    20,772   24,199

Costs and Expenses:
  Purchased crude oil, natural
    gas, petroleum products and
    merchandise.....................   2,822    4,094     9,250   11,914
  Operating expenses................   1,223    1,141     3,402    3,239
  Petroleum exploration expenses,
    including exploratory dry holes.     148      120       425      387
  Selling and administrative
    expenses........................     499      409     1,504    1,267
  Taxes other than income taxes.....   1,025    1,038     3,037    3,099
  Depreciation, depletion, amorti-
    zation, and retirements
    and abandonments................     453      479     1,602    1,415
  Interest expense:
    Affiliates......................     132      128       401      379
    Other...........................      62       81       196      172
      Total costs and expenses......   6,364    7,490    19,817   21,872

Income before income taxes..........     239      809       955    2,327

Income taxes........................      (4)     341       257      757

Net income.......................... $   243  $   468   $   698  $ 1,570

Condensed Consolidated Statement of Financial Position
(millions of dollars)
                                                 Sept. 30,  Dec. 31,
ASSETS                                             1998       1997
Current Assets:
  Cash ......................................... $    92    $    78
  Marketable securities--at cost................     412        768
  Accounts and notes receivable:
    Trade (less allowances of $13 at September 30,
      1998 and $7 at December 31, 1997).........   2,332      2,873
    Affiliates..................................   1,238        803
                                                   3,570      3,676
  Inventories...................................     978        876
  Prepaid expenses, income taxes and other......     505      1,044
    Total current assets........................   5,557      6,442
Investments and Other Assets:
  Affiliates....................................   1,394      1,391
  Other.........................................   2,942      2,957
                                                   4,336      4,348
Properties--at cost, less accumulated depre-
  ciation, depletion and amortization of $25,273
  at September 30, 1998, and $23,798 at
  December 31, 1997.............................  19,786     19,272
    Total assets................................ $29,679    $30,062

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Current portion of long-term obligations...... $   146    $   146
  Short-term obligations........................     660        576
  Accounts payable..............................   1,773      2,497
  Accrued liabilities...........................     878        872
  Taxes payable (including income taxes)........     943      1,074
    Total current liabilities...................   4,400      5,165
Long-Term Obligations:
  Affiliates....................................   5,022      4,739
  Other debt....................................   3,463      2,791
  Capitalized leases............................      82         80
                                                   8,567      7,610
Deferred Credits and Other Non-Current Liabilities:
  Income taxes..................................   2,883      2,781
  Other.........................................   1,878      1,882
                                                   4,761      4,663
Minority Interest...............................     122        119
Shareholder's Equity:
  Common stock and earnings retained and
    invested in the business....................  11,897     12,571
  Accumulated other comprehensive income:
    Foreign currency translation adjustment.....     (68)       (66)
                                                  11,829     12,505
    Total liabilities and shareholder's equity.. $29,679    $30,062

Condensed Consolidated Statement of Cash Flows
(millions of dollars)
                                                  Nine Months Ended
                                                    September 30,
                                                    1998      1997
Cash Flows from Operating Activities:
  Net income...................................   $   698   $ 1,570
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, amortization,
      and retirement and abandonments..........     1,602     1,415
    Decrease in trade receivables                     545       123
    Increase in affiliate receivables                (435)   (1,647)
    Decrease in payables and accrued
      liabilities..............................      (677)     (545)
    (Decrease) increase in taxes payable........     (131)       69
    Deferred taxes and other items.............       217       (28)
    Net cash provided by operating activities..     1,819       957

Cash Flows from Investing Activities:
  Capital expenditures.........................    (1,996)   (2,032)
  Proceeds from dispositions of property and
    other assets...............................       438       244
  Net investments, advances and business
    acquisitions...............................      (223)     (587)
  Proceeds from sales of investments                    -        77
  Other........................................       (39)      143
    Net cash used in investing activities......    (1,820)   (2,155)

Cash Flows from Financing Activities:
  New long-term obligations....................     1,050       993
  Repayment of long-term obligations...........      (103)     (273)
  Dividends paid...............................    (1,372)     (136)
  Increase in short-term obligations...........        84       344
    Net cash used in financing activities......      (341)      928

Decrease in Cash and Marketable
  Securities...................................      (342)     (270)
Cash and Marketable Securities-Beginning of
  Period.......................................       846       989
Cash and Marketable Securities-End of Period...   $   504   $   719

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

The Company adopted Statement of Position ("SOP") 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" in the first quarter of 1998. The SOP requires costs of computer software developed for internal use to be capitalized as a long-lived asset. The capitalized costs are amortized over the estimated useful life of the software. The amount capitalized, which would have been expensed previously, was approximately $46 million after tax in the first nine months of 1998 with $7 million after tax capitalized during the third quarter.

Shown below is the Company's comprehensive income.

                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,     September 30,
                                        1998     1997     1998     1997
Net income............................ $ 243   $  468   $  698   $1,570
Other comprehensive income, after tax.    (1)     (20)      (2)     (96)
Comprehensive income.................. $ 242   $  448   $  696   $1,474

Item 2.  Management's Narrative Analysis of Results of Operations

Results of Operations

Net income for the third quarter of 1998 amounted to $243 million compared with $468 million for the third quarter of 1997. The third-quarter earnings decline primarily resulted from significantly lower crude oil prices, which have fallen nearly 30 percent in the last year. In addition lower crude oil prices have not translated into more favorable downstream results, which have been adversely affected by lower margins.

For the first nine months of 1998, the Company reported earnings of $869 million, excluding the second quarter impairment charges of $214 million for Colombian assets and a first-quarter gain of $43 million on asset divestitures. This compared with $1,570 million earned in the year-earlier period. The decrease in earnings primarily reflected lower energy prices and chemical margins.

Sales and other operating revenues totaled $5.6 billion for the third quarter of 1998, 23 percent lower than the $7.38 billion reported in the corresponding 1997 period. Crude oil, refined products, and chemical revenues decreased 35 percent, 23 percent and 22 percent, respectively, primarily reflecting lower prices.

For the first nine months of 1998, sales and other operating revenues totaled $17.7 billion, a 17 percent decline from the comparable 1997 period. Higher sales volumes were more than offset by lower prices for refined products and crude oil.

The increase in other income for the year-to-date 1998 period primarily reflected gains associated with the divestitures of U.S. exploration and production ("E&P") properties. The divestitures, which began in the third quarter of 1997, were part of The Company's strategy to upgrade and refocus the portfolio of E&P assets.

Purchases of crude oil, natural gas, petroleum products and merchandise totaled $2.8 billion for the third quarter of 1998, 31 percent lower than the comparable 1997 quarter. The decrease was primarily attributable to lower crude oil purchase prices. Purchases declined 22 percent in the first nine months of 1998 mainly resulting from lower crude oil purchase prices.

Petroleum exploration expenses of $148 million for the third quarter of 1998 increased 23 percent from the third quarter of 1997, mainly due to higher dry hole costs. For the first nine months of 1998, exploration expenses increased ten percent over the nine-month period in 1997, primarily reflecting higher exploration costs in the United States.

The    increase   for   year-to-date   depreciation,   depletion,
amortization,   and   retirements  and   abandonments   primarily
reflected   the  previously  mentioned  impairment   charge   for
Colombian assets.

The  increase in other interest expense for the first nine months
of  1998,   compared  with  the  prior-year's  periods, reflected
higher long-term debt balances.

Outlook

On August 11, 1998, the British Petroleum Company p.l.c. ("BP") and Amoco announced their agreement to merge. The merger is subject to a number of conditions, including shareholder approval and various regulatory and other consents and confirmations, which are in process. Assuming all requested consents and confirmations are obtained, the merger is planned to be consummated by year-end 1998.

Amoco set a record date of October 19, 1998 for a special meeting of Amoco shareholders for voting on the merger. Shareholders of record at the close of business on that date will be entitled to attend the meeting to be held on December 10, 1998 and vote on the merger proposal. The proxy statement for the special shareholders meeting was mailed to shareholders starting October 30, 1998.

Liquidity and Capital Resources

Cash  flows from operating activities was $1,819 million  in  the first nine months of 1998 compared with $957 million in the comparable 1997 period. Working capital totaled $1.2 billion at September 30, 1998, compared with $1.3 billion at year-end 1997. The Company's current ratio was 1.26 to 1 at September 30, 1998 and 1.25 to 1 at year-end 1997. As a matter of policy, the Company practices asset and liability management techniques that are designed to minimize its investment in non-cash working capital. This does not impair operational flexibility since the Company has ready access to both short- and long-term debt markets.

The Company's ratio of debt to debt-plus-equity on third-party obligations was 26.3 percent at September 30, 1998, compared with
21.7 percent at year-end 1997. Including debt with affiliates, the ratio was 43.7 percent at September 30, 1998, and 39.5 percent at year-end 1997. The ratio of earnings to fixed charges on third-party obligations was 4.3 to 1 for the first nine months of 1998 compared with 11.8 to 1 at year ended December 31, 1997.

The Company believes its strong financial position will permit the financing of business needs and opportunities as they arise. Short-term borrowings totaled $660 million as of September 30, 1998, an increase of $84 million from year-end 1997. Short-term obligations, such as commercial paper borrowings, give the Company the flexibility to meet short-term working capital and other temporary requirements. At September 30, 1998, bank lines of credit available to support outstanding commercial paper borrowings amounted to $790 million, all of which were supported by commitment fees.

The Company also may utilize its favorable access to long-term debt markets to finance profitable growth opportunities and ongoing operations. Amoco Corporation and Amoco Company guarantee the notes, bonds and debentures of Amoco Canada Petroleum Company Ltd. Contingent liabilities of the Company include guarantees of $200 million of outstanding loans of an equity-basis affiliate.

Capital and exploration expenditures for the first nine months of 1998 totaled $2,421 million compared with $2,419 million for the similar 1997 period. Approximately 68 percent of the spending is in E&P operations.

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

Year 2000 Update

The Company has been addressing the issue of preparing its computer systems to properly handle date information in the year 2000 and beyond. This has involved the implementation of new systems and upgrading of business computer information technology ("IT") where needed. In addition the Company has reviewed its information and process control systems, as well as other electronic control systems, to identify all critical equipment and software that will need to be altered or replaced in preparation for the year 2000. The upgrading and replacement of these systems is underway and will occur primarily during the three years ending in December 1999, with the majority of the work being completed by year end 1998.

The estimated total cost of the Company's year 2000 program is approximately $155 million with yearly expenditures of $21 million in 1997, $82 million in 1998, $45 million in 1999 and $7 million in the year 2000. The total impact of the year 2000 effort on the Company's before-tax net income is expected to be $100 million over the three-year period. The total amount expended on the effort through the end of September, 1998 was $82 million. Of the total amount projected to be spent on the program, approximately $72 million, or 47 percent is expected to be spent internally on repair or replacement of business computer systems that have been identified as susceptible to the year 2000 issue. As a result of the year 2000 efforts, several non-critical IT projects have been either terminated or deferred.

The Company's year 2000 efforts cover all areas that are known to be impacted by the issue including IT application systems and
infrastructure,    process   control   systems    and    embedded
microprocessors  in  plants,  fields  and  building   facilities.
Through September, 1998, in excess of 50 percent of our high criticality internal systems that have been found to be susceptible to the year 2000 issue have been either repaired or replaced.

The year 2000 process calls for the ongoing assessment of year 2000 readiness of critical suppliers, customers, joint ventures and partners. Through September, 1998 over 80 percent of critical suppliers and customers have been assessed for year 2000 readiness at least once. The Company is in the process of reviewing and updating its business continuity and contingency plans to mitigate the impact of possible third party failures.

The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business
activities   or   operations.  Such  potential  interruptions and
failures could materially  and  adversely  affect  the   Company.
However,  due  to the  general  uncertainty inherent in  the year
2000 problem,  the Company  is  unable  to  determine   at   this
time whether the consequences of such failures will have a material impact on the Company's results of operations, but they
are not  expected  to  have   a  material effect on the Company's
liquidity  or  financial  condition.   The  Company's  year  2000
program is expected to significantly reduce the Company's level of uncertainty about the year 2000 problem and about the year 2000 compliance and readiness of its material external parties. The Company believes that with the implementation of new business
systems   and  completion  of  the  program  as  scheduled,   the
possibility of significant interruptions of normal operations should be reduced.

Each business entity is accountable for identifying, categorizing, and prioritizing risks associated with the year 2000 transition and developing, exercising, and implementing appropriate contingency plans to mitigate those risks. The Company intends to leverage existing Crisis Management, Emergency Response, and Business Continuity organizations and plans to assist in contingency planning and to supplement these organizations and plans as needed. The Company is attempting to minimize the uncertainties expected to be caused by the proposed BP - Amoco merger. To this end the Company is currently focusing contingency planning efforts on the most stable parts of the existing organizations such as individual plant sites. Higher level plans that call for cross-organization coordination are being deferred until completion of the merger and definition of the resulting organizational structures.

"Safe  Harbor" Statement under the Private Securities  Litigation
Reform Act of 1995.

Statements in this report that are not historical facts, including statements about industry and company growth, estimates of expenditures and savings, completion of the merger with BP and other trend projections are forward looking statements. These statements are based on current expectations and involve risk and uncertainties. Actual future results or trends may differ materially depending on a variety of factors. These include specific factors identified in the discussion accompanying such forward looking statements, industry product supply, demand and pricing, political stability and economic growth in relevant areas of the world, the Company's successful execution of its internal performance plans, development and use of new technology, successful partnering, actions of competitors, natural disasters, other changes to business conditions and, 1) in the case of the merger with BP, attainment of the approval of the shareholders of BP and Amoco and the required regulatory consents and confirmations and other unforeseen circumstances in connection with the merger, and 2) in the case of the year 2000 issue, external parties year 2000 readiness, availability and costs of personnel trained in relevant areas, the ability to locate and correct all relevant computer code, complications and unforeseen circumstances resulting from the proposed BP and Amoco merger and other uncertainties.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the description of the challenge by the Internal Revenue Service of certain foreign income taxes as credits against Amoco's U.S. taxes that otherwise would have been payable for the years 1980 through 1992 in Part II, Item 1 of the Company's Form 10-Q for the quarter ending March 31, 1998.

Six proceedings instituted by governmental authorities are pending or known to be contemplated against Amoco and certain of its subsidiaries under federal, state or local environmental laws, each of which could result in monetary sanctions in excess of $100,000. No individual proceeding is, nor are the proceedings as a group, expected to have a material adverse effect on Amoco's liquidity, consolidated financial position or results of operations. Amoco estimates that in the aggregate the monetary sanctions reasonably likely to be imposed from these proceedings amount to approximately $3 million.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     Exhibit
     Number

     12      Statement Setting Forth Computation of
             Ratio of Earnings to Fixed Charges.

     27      Financial Data Schedule.

(b)   No reports on Form 8-K were filed during the quarter ended
      September 30, 1998.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Amoco Company
                            (Registrant)


Date: November 13, 1998     A. J. NOCCHIERO
                            A. J. Nocchiero
                            Vice President and Controller
                            (Duly Authorized and Chief
                             Accounting Officer)